Form 10-K
period 2017-12-31
Right of Reply Ltd
filed 2018-04-02
CIK 1721133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-221276

RIGHT OF REPLY LTD

(Exact name of registrant as specified in charter)

England and Wales	n/a
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30, Percy Street, London W1T2DB

United Kingdom

(Address of principal executive offices) (Zip Code)

Registrant’s telephone Number: +4402074671700

Securities registered pursuant to section 12(g) of the Act:

Ordinary Shares $0.036 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [X] Yes [  ] No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the Company’s common stock

Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practicable date: 1,845,316 shares of Ordinary Shares par value $0.036 as of March 30, 2018.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

This Form 10-K contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Form 10-K generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise.

ITEM 1. DESCRIPTION OF BUSINESS.

Business Overview

From inception (June 20, 2016) Right of Reply LTD (the “Company”) was organized to develop and market a unique service and solution to the issue of protection of personal rights in the context of search engines, social networks. It is an applied patent technology related to the assertion of personal rights.

Right of Reply is a pay by subscription service, system and technology which provides a rapid, effective, definitive, and legally sound solutions to a particularly sensitive problem—preservation of one’s good reputation and preventing the negative effect on a person’s reputation when he or she becomes the target of various forms of web content, whether it be in the form of articles, images, videos, blog comments, web forums etc., which can be damaging to one’s character. Affected persons have historically found that it is difficult to practically impossible to respond and/or obtain redress for these personal attacks.

Right of Reply believes that it is one of the only services available which is a patented methodology to effectively safeguard an individual’s personal rights. Right of Reply’s technology serves to provide protection for personal identity and one’s right to freedom of expression without attack and to promote the collective right of access to complete and updated information on the web regarding specific persons.

Although there are a variety of more or less specific laws which currently regulate and protect these personal rights, it is evident that those rules have only partially solved the problem. For the most part, these rules effectively only apply to registered media, whereas on the web there exists the ability to publish content of every type without any kind of regulation or control. Such content is available to anyone and can be found easily by simply clicking on a search engine. It is accessed without any kind of filter or commentary, and it will remain on the web forever, unless it is removed as a result of specific action for which the outcome is generally uncertain and always costs time and money. The content is often anonymous, making it difficult to discover who to contact in order to demand that the content be either corrected or deleted. Defending one’s personal reputation is undeniably time-consuming and costly, with the burden on the affected person to prove to the relevant authorities that he or she has indeed been damaged. It is often difficult and frustrating to pursue these remedies as a substantial period of time generally passes from the moment an attack is published on the web to the moment it becomes possible (if such is even the case) for the victim to publish a rebuttal.

Unfortunately, in most cases, the legitimate response never has the same weight or ranking in search engines as the original damaging or inaccurate content. People generally find that since news which is negative, prejudicial and scandalous, or which is presumed to be such, is most often the most frequently accessed and therefore receives wider distribution and a more prominent position. Rebuttals are rarely viewed by anyone and will remain on the last pages of an extensive search. Rebuttals are most often not linked to the original content that it was intended to rebut. In most cases, even when a reply is published it is always in a different “timeframe” and with a different “prominence” from the content to which it is intended to respond. This disparity in timing and prominence currently has no solution.

At this time, the Company believes that there is no effective and inexpensive way to respond to negative and destructive web content and, in an effective and non-contentious manner, to protect personal rights while permitting freedom of information and expression.

Right of Reply, through a series of proprietary registered patented technology and applications based on sound and defensible legal principles, has developed a simple, effective, inexpensive solution which:

Enables the Right of Reply subscriber using a personal Right of Reply page to:

-	consistently be informed of any web content (including but not limited to articles, images, videos, blogs, forums or the like which mentions or quotes them in any way, through the “All About Me” tool;

-	consistently have all such content available on a single page that is promptly and automatically updated;

-	make use of the patented “Check The Text” tool which runs a proprietary algorithm which analyzes content using the following parameters:

●	content circulation

●	content accuracy

●	damage assessment

●	most used cloud word

As a result, subscribers can obtain at a single glance an unbiased and objective evaluation of the web content that affects them;

-	have the ability to respond to negative content by writing a reply in the same web content with a personal version of the facts behind the negative post, be it an article, image, video, blog, forum etc., using the “My Truth” tool;

-	set up a web content review which enables subscribers to not only receive every item of content which concerns them but also to immediately respond whenever and wherever they think it necessary, and thereby have the ability to contextualize that content with their own version of the facts;

-	make available all the web content which relates to them along with their own comments through the specific Right of Reply social network;

-	place at the disposal of every possible Right of Reply search engine user not only all of the content available on the web which concerns them, but also their own responses to that same content;

-	access every other search engine, through the patented “Response Availability Asterisk” tool, to advise viewers of a specific item of web content that there is also available the subscriber’s own response to the content which has been accessed by the viewer. In this manner, next to every link on the web which contains the negative matter there will be a Right of Reply asterisk which signals to anyone accessing the negative matter that there is also a response from the person mentioned in the content available on that link;

-	the ability, through the patented “Announce It To All” tool, to alert anyone who in the past has viewed the content, that a response is now available from the person who was the subject of the specific content they have viewed;

Enable the Right of Reply web user searching a person on his Right of Reply page to:

-	use the Right of Reply search engine to find all of the content available on the web concerning a specific person or company;

-	obtain a rapid, unbiased and impartial analysis of the nature of an item of web content in order to be able to view it with objectivity and clarity;

-	be able to know and read from a single page not only everything that is available on the web concerning a specific person, but also to view that same person’s specific replies, comments, opinions or version of the facts regarding the same content. This is done by simply logging onto the Right of Reply search engine and selecting the specific person’s Right of Reply page.

-	know whether a link found on another search engine regarding a specific person or company is supplemented by a response from that same person, through the presence of a Response Availability Asterisk;

-	be notified whenever a response to an item of content viewed in the past on Right of Reply becomes available, through an Announce It To All tag;

Enable the Search engines that facilitates utilizing Right of Reply to:

-	provide a useful additional service for their users;

-	be able to guarantee important rights such as the right to respond, the right to privacy, the right to plurality of information, the right of expression, etc., by enabling the presence of Right of Reply tools, banners and responses on their search engines;

-	avoid being the target of legal action, or various types of claim, on the part of those who feel they have been damaged by the fact that search engines provide access to every type of content, even though they might not be responsible for the content;

-	be able to guarantee the rights of everyone, and consequently to actively safeguard their reputation;

-	improve their reputation along with their users’ perception of the social responsibility of the search engine, and thereby to improve their own social image;

Enables society in general to:

-	see fundamental rights exercised and protected, such as the right to personal identity, the right to freedom of expression, the respect of one’s personal image, the right to privacy in its sense as the right to truthfulness;

-	see the implementation of an effective balance between the collective right to know and the individual right to let the truth be known;

-	see fulfillment of the right of access to information, which can only be attained through a plurality of sources through which knowledge is gained, so that people are free to form opinions based on several points of view.

Right of Reply’s six unique tools are:

All About Me ®

This patented Right of Reply tool enables a person or company to have on their own personal page every item of web content which directly or indirectly concerns them. By logging on to the Right of reply search engine subscribers receive a sort of real-time press review of everything that has been posted, is being posted, or will be posted about them on the web;

Check The Text ®

This tool, patented by Right of Reply, makes it possible, through the use of a proprietary algorithm, to analyze parameters such as: content circulation, content accuracy, degree of defamation, and most used word cloud, allowing the person involved to see at a glance an unbiased and objective evaluation of the nature of the item of web content which concerns them;

My Truth ®

This tool, patented by Right of Reply, enables subscribers to immediately respond to content which has been retrieved and analyzed. That response will then appear next to the content link to which the subscriber wished to respond, and will be visible to anyone logging on to the Right of Reply site or through the notification which will appear on that link on every other search engine;

Response Availability Asterisk ®

This tool, patented by Right of Reply, ensures that on every link on every search engine on which the person that has been mentioned in that link has posted a response through Right of Reply, this fact is signaled by an asterisk. This asterisk, clearly visible beside every link with content to which that person has responded, signals to potential readers that not only can they view the primary content but also the response to it. Each time there is a Right of Reply asterisk it signifies that the reader can, by reading both the original content and the response, obtain the most objective information possible, with the net advantage of improving the quality of the information available.

Announce It To All ®

This tool, patented by Right of Reply, makes it possible to point out to anyone who in the past has read an item of content that there is now a response available from the person mentioned in the original content that they read. Whoever is interested can access that reply with a simple click. In this case as well, the aim is to provide the reader with the most complete and balanced quality of information.

Good Comes First ®

This Right of Reply patented tool enables subscribers to select an item of content from those in which they are mentioned and which they feel are particularly positive, truthful and complimentary. Using this tool, the content thus selected will be positioned and will remain in the highest slot possible on the search engines relative to the other links on which they are mentioned. Good Comes First makes it possible to place at the top of the search lists not only the negative content, which is always the most clicked on, but also the positive content that the subscriber feels is most representative.

The rights which justify and give specific, binding and practical application and legal value to the innovative solutions offered by Right of Reply are based essentially on:

-	the constitutional fundamentals related to the guarantee of the right to personal identity and the free expression of thought;

-	personality rights which concern individual him or herself and his or her moral and social life. These rights are protected from wrongful external interference;

-	the right to be represented by a truthful identity and the right to respect for one’s reputation;

-	the right and the need to operate an effective balance between the collective right to know and the right of individuals to have their own truth known;

-	the right of every person to not have their intellectual, political, social, religious, ideological, and professional property altered, distorted, sullied or contested;

-	the right to personal identity and the right to a digital identity, intended as the identity with which a person acts via digital technology, and in particular the numerous internet applications which enable the diffusion of information with great speed and efficiency, which most often lacks any kind of control or possibility of consent on the part of the person involved, who is often not even aware of the fact. It is evident that in these terms digital identity is closely bound to personal identity, since the former frequently describes and represents the latter. As such, the Company believes that it requires the same protections and guarantees as personal identity;

-	the right to privacy, which is not only concerned with the confidentiality of information, but also, once that information is posted, its truthfulness;

-	the right to the freedom of expression of thought. This provision is closely aligned with Art.19 of the UN Universal Declaration of Human Rights which highlights the right to “seek, receive and impart information and ideas through any media and regardless of frontiers” as well as Art.10 of the European Convention on Human Rights and Art.11 of the EU Charter of Fundamental Rights. It is the highest among the primary and fundamental rights, one of the inviolable rights of humankind;

-	the right to information, which must be distinguished by a plurality of sources from which to draw knowledge in such a way that the end user is able to make evaluations from different points of view;

-	the right to be forgotten, the right by which information which regards a specific person and which has been previously circulated can be “forgotten” and no longer accessible to all. The purpose of this is to protect the sphere of the individual and their personal identity from the various forms of publication which could compromise their quality of life over time. The internet and web constitute an archive of a practically infinite quantity of data, and introduces the possibility of gaining access to any item of information at any moment, with the risk of making past and the present converge perpetual and giving rise to the phenomenon of the de-contextualization of information which remains accessible but is no longer tied to its original source or any other subsequent evolution of the data-frame.

Right of Reply is a solution and instrumentality that is able to:

-	balance, optimize and exercise rights to freedom of expression;

-	eliminate the conflict between freedom of expression and personal identity by simultaneously protecting both;

-	resolve the ineffectiveness of the protection which should be afforded by the right to be forgotten;

-	avoid conflict between constitutionally guaranteed freedoms for which the Right of Reply solution is able to provide effective balance;

-	provide a practical solution to the ineffectiveness of the legislative protections for these rights;

-	protect the right to personal identity and to freedom of thought and eliminates the need for artificial forms of equilibrium between them since by adapting to the specific technical characteristics of the internet, thereby providing protection from its abuse;

-	avoid limiting the right to circulate information, while allowing the person whose data is being circulated to exercise their own freedom of expression of opinion while also defending their own personal identity, by providing a fully contextualized version of the historical facts;

-	avoid the perpetual struggle between these fundamental freedoms by guaranteeing both at the same time;

-	make it possible for the first time to give parity of position and time-frame to an item of content and its direct response. The Company believes that Right of Reply’s technology provides the same formal dignity and ranking to both the content and the response. At the same time, the Right of Reply banner will appear on the content. If the content is opened, then the response can also be opened at the same time, thereby enabling a coherently contextualized reading;

-	place directly into the hands of affected individuals the ability to monitor the online posts which mention them in a way which is constantly updated and updatable, so that their identity is faithfully represented.

Patents and Intellectual Property

At this time, the Company has two pending patents in Italy and Switzerland related to the Right of Reply ® services:

●	102016000102411A SYSTEM FOR ANALYZING ALL THE CONTENT THAT CAN BE FOUND ON WEB, ON A SPECIFIC PHISICAL OR ISTITUTIONAL ENTITY, WITH THE GOAL TO GRANT TO THE REPLY THE SAME TIMING AND RELEVANCE AS THE SERCHED CONTENT

●	102016000116852 A METHOD FOR MANAGING THE INFORMATION CONTENT THAT CAN BE FOUND ON WEB, ON A SPECIFIC PHISICAL OR ISTITUTIONAL ENTITY, TO OPTIMIZE THE RIGHT OF REPLY ON THIS SPECIFIC CONTENT

All of the Company’s products and services are fully-developed and ready for immediate roll-out, which the Company intends to begin commencing in the 1st calendar quarter of 2018.

Right of Reply Ltd, shareholders equity capital formation.

The Company was formed on June 20, 2016, with no capital. Prior to June 30, 2016, all the assets related to the Right of Reply project were transferred by Mount Street Garden Ltd to Right of Reply Ltd, in exchange for 1,250,000 new Right of Reply ordinary shares, with a third-party valuation for the asset at £200,000 ($254,000) and an implicit equity price per shares of £0.16 ($0.2032).

In May 2017, the Company launched a capital raise capital to issue 750,000 new shares at a price of £0.75 ($0.97) per share, for a total shareholder equity placement of £562,500. All of this increase in capital was subscribed prior to September 30, 2017 by private investors and providers of services for a mix of cash and services rendered to the Company. Of this £562,500 increase in capital. £190,000 was subscribed in cash and £ 372,500 in services rendered to the Company. On December 31,, 2017 the Company had 1,845,316 ordinary shares issued and outstanding with a paid in equity capital, in form of assets and services of $1,966,867, for an average share price of $1.07).

Without completing the Company’s pending offering, the Company will have run out of funds approximately June 30, 2018. Certain of our shareholders have indicated their willingness to loan funds to the Company which would bridge it until either an offering can be completed or sufficient revenue is generated from the Company’s operations to fund its operating expenses. Notwithstanding, there is no guarantee that this will occur. We expect that the funds raised in its current offering (if fully committed) will provide us with cash to fund the Company’s operations through January 2020.

By becoming a reporting company, we will additionally incur public company reporting costs of approximately $100,000 per year or $25,000 per quarter. To fund the Company’s operating expenses following June 30, 2018, the Company will clearly require additional funding for ongoing operations. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

On February 28, 2018 the Company announced that it had acquired a 51% interest in Duenna-Bss-one sro, a Romanian software company—which is presently engaged in the development of the Company’s software. The acquisition price was 800,000 Euros, which was paid by the delivery of 94,000 Company ordinary shares valued at £7.50 per share. Duenna has already applied with the local authority for the changing of its name in ROR Software Lab sro.

On March 2, 2018, the Company announced it has signed an advisory and brokerage agreement with a reputable London Investment Banking firm, with a view to List Right of Reply on the London Stock Exchange Standard Segment to allow for more European investors to participate in the IPO. The Company’s goal is to raise £2.25m in equity, at £7.50 share price, with a pre-money valuation of £15m. The use of proceeds will be for working capital and the closure of one or more strategic acquisitions. the status of this acquisition which will be closed by a mix of cash and Right of Reply equity at IPO issuing price.

Employees

As of December 31, 2017, the Company had no full-time employees. The Company intends to increase staff as warranted by its operations and market conditions. Three employees have an employment agreement. No employee is covered by a collective bargaining agreement.

Website.

The Company operates a website at www.rightofreply.news

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of the date of this Annual Report, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The Company’s common stock is not currently listed on any exchange or quotation service and, as a result, there is no market for such stock.

Holders

As of March 29, 2018, there were 1,845,316 ordinary shares and approximately seven stockholders of record.

Transfer Agent and Registrar

Our transfer agent is Equity Stock Transfer, 237 W. 37th St., Ste 602, New York, NY 10018.

Dividend Policy

We have never paid any cash dividends on our Ordinary Shares and do not anticipate paying any cash dividends on our Ordinary Shares in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

From inception through December 31, 2017, the Company has sold 1,794,560 shares of Ordinary Stock which were not registered under the Securities Act of 1933, all of which were sold outside of the United States pursuant to an exemption from registration in Regulation S promulgated under the Securities Act of 1933. An additional 205,440 shares have been subscribed, but not paid as of December 31, 2017. The following table details such share sales:

Shareholder	Date	Security	Shares	Price per share (£)	Consideration

Transfer of Assets:
Mount Street Gardens Holdings Ltd	June 2016	Ordinary Shares	1,250,000	0.75	£937,500

Investment in Services:
David Tizzoni	June 2017	Ordinary Shares	10,000	0.75	£7,500
Thomas Brook	June 2017	Ordinary Shares	10,000	0.75	£7,500
Arnoldo Ardia	June 2017	Ordinary Shares	10,000	0.75	£7,500
Amit Pau	June 2017	Ordinary Shares	10,000	0.75	£7,500
Studio Phi, Sa Mendrisio	June 2017	Ordinary Shares	183,333	0.75	£137,500
Eclectic Sa, Lugano	June 2017	Ordinary Shares	120,000	0.75	£90,000
NKJ Associates	June 2017	Ordinary Shares	66,000	0.75	£49,500
Marco Villa	June 2017	Ordinary Shares	40,000	0.75	£30,000
Comi Group srl, Italy	June 2017	Ordinary Shares	17,333	0.75	£13,000
Amedeo Rosbock	June 2017	Ordinary Shares	10,000	0.75	£7,500
Fabio Ghiberti	June 2017	Ordinary Shares	10,000	0.75	£7,500
Francesca Paruzzo	June 2017	Ordinary Shares	10,000	0.75	£7,500
Contributions in Cash:
Studio Phi, Sa Mendrisio	July 2017	Ordinary Shares	34,561	0.75	£25,921
Suisse Global	August 2017	Ordinary Shares	13,333	0.75	£10,000

Shares Subscribed but not paid as of December 31, 2017:
Studio Phi, Sa Mendrisio	June 2017	Ordinary Shares	132,106	0.75	£99,079
Suisse Global	June 2017	Ordinary Shares	53,333	0.75	£40,000
Comi Group srl	June 2017	Ordinary Shares	6,667	0.75	£5,000
Kymera Holding Ltd	June 2017	Ordinary Shares	13,334	0.75	£10,000

Total			2,000,000		£1,500,000

The securities issued in the above-mentioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Regulation S promulgated thereunder.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of our financial condition as of December 31, 2017 and December 31, 2016 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Forward Looking Statements

This Report contains, in addition to historical information, certain forward-looking statements regarding Right of Reply LTD (the “Company” or “ROR”, also referred to as “us”, “we” or “our”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Form 10-K generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” detailed in the Company’s Form S-1 registration statement and matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise.

Overview

ROR was organized to develop and market a service that is at the same time a solution to a problem, a search engine, a social network, a service, an applied patent technology, the assertion of personal rights. Right of Reply is a pay by subscription service, a system, and a technology which provides a rapid, effective, definitive, and legally sound solution to a particularly sensitive problem: The problem of a person’s good reputation, or rather the negative effect on a person’s reputation when it becomes the target of various forms of web content, whether it be in the form of articles, images, videos, blog comments, web forums etc., which can be damaging to a greater or lesser degree and to which it is often difficult or practically impossible to respond and/or obtain redress. Right of Reply is the only service available which is innovative, patented, and above all effective in safeguarding an individual’s personal rights. Thanks to Right of Reply the freedom to express one’s thoughts, the right to personal identity, and the collective right of access to complete and updated information on the web regarding specific persons can all be protected in a way which is effective and incisive yet not contentious.

Although there are a variety of more or less specific laws which currently regulate and protect these rights, it is evident that those rules have only partially solved the problem. This is because, the rules effectively only apply to registered media, whereas on the web there are many other sources which publish content of every type without any kind of regulation or control; such content can be found easily by simply clicking on a search engine, it is available to everyone, it is accessed without any kind of filter or commentary, and above all it will remain on the web forever, unless it is removed as a result of specific action for which the outcome is generally uncertain and always costs time and money; the content is often anonymous, making it difficult to discover who to contact in order to demand that the content be either corrected or deleted; defending one’s personal reputation is undeniably time-consuming and costly, with the need to prove to the relevant authorities that it has indeed been damaged; a substantial period of time always passes from the moment an attack is published on the web to the moment it becomes possible, if this is even the case, for the victim to publish a rebuttal.

In all such cases the legitimate response never has the same weight or ranking in search engines as the original damaging or inaccurate content, since news which is negative, prejudicial and scandalous or which is presumed to be such is always the most clicked on, and therefore receives wider distribution and a more prominent position, whereas the rebuttal is rarely viewed by anyone and will remain on the last pages of the search. It will certainly not be linked to the original content that it was intended to contrast; in every case, even when a reply is published it is always in a different “timeframe” and with a different “prominence” from the content to which it is intended to respond, and this problem of disparity in timing and prominence currently has no solution. Furthermore, this question can also lead to legal action, costs and reputational problems for the main search engines who are often cited in litigation by the parties involved.

Results of Operations

The Year Ended December 31, 2017 and the Period from June 20, 2016 (“Inception”) to December 31, 2016

The following discussion analyzes our results of operations for the year ended December 31, 2017 and for the period from June 20, 2016 (“Inception”) to December 31, 2016. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated any revenue since our inception. For the year ended December 31, 2017 and for the period from June 20, 2016 (“Inception”) to December 31, 2016, we have not generated any sales. For the the year ended December 31, 2017 and for the period from June 20, 2016 (“Inception”) to December 31, 2016, we had a net loss of $786,797 and $1,342,969. We expect that first sales through our website and/or third-party vendors will occur not later than June 30, 2018.

General and Administrative Expenses

General and administrative expenses increased by $647,470 during the year ended December 31, 2017 to $647,552 from $82 during the period from June 20, 2016 (“Inception”) to December 31, 2016. The increase is primarily the result of increases in consultant fees of $501,000, directors’ fees of $55,000 and professional fees of $86,000, as the Company builds the infrastructure of the company.

Sales and Marketing

Sales and marketing expenses increased by $12,500 during the year ended December 31, 2017, from $0 for the period from June 20, 2016 (“Inception”) to December 31, 2016. The sales and marketing expenses related to a marketing study performed by an independent third party.

Research and Development

Research and Development expenses were $126,745 for the year ended December 31, 2017 as compared to $0 for the period from June 20, 2016 (“Inception”) to December 31, 2016. The increase related to the development of the software platform.

Fair Value of Ordinary Shares in Excess of Costs of Contributed Intangibles

The fair value of ordinary shares in excess of cost of contributed intangibles decreased to $0 for the year ended December 31, 2017 from $1,342,887 for the period from June 20, 2016 (“Inception”) to December 31, 2016. The decrease relates to the fair value of ordinary shares issued for patents and trademarks, issued during the period from June 20, 2016 (“Inception”) to December 31, 2016. The fair value of the ordinary shares was $1,345,566 offset by the costs to the related party of patents and trademarks contributed of $2,679.

Liquidity and Capital Resources

As of March 30, 2018, we had cash on hand of approximately $407,000.

Net cash used in operating activities increased to $84,720 for the year ended December 31, 2017 as compared to $0 for the period from June 20, 2016 (“Inception”) to December 31, 2016. The increase resulted primarily from the increase in the net operating loss offset by increases in ordinary shares issued for professional fees and accounts payable and accrued expenses.

Net cash provided by financing activities increased to $86,208 for the year ended December 31, 2017 as compared to $0 for the period from June 20, 2016 (“Inception”) to December 31, 2016. The increase resulted from the sale of ordinary shares and a loan from a related party during the year ended December 31, 2017.

As we have not realized revenues since our inception, we have financed our operations through private offerings of equity securities. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Since our inception, we have focused on developing and implementing our business plan. We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months. We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance the development of our platform, and execute the business plan. If we cannot generate sufficient revenue to fund our business plan, we intend to seek to raise such financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations.

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan. Moreover, there can be no assurance we will generate revenues sufficient to fund our operations. In either such situation, we may not be able to continue our operations and our business might fail.

The foregoing forward-looking information was prepared by us in good faith based upon assumptions that we believe to be reasonable. No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based. The projections are subject to the uncertainties inherent in any attempt to predict the results of our operations, especially where new products and services are involved. Certain of the assumptions used will inevitably not materialize and unanticipated events will occur. Actual results of operations are, therefore, likely to vary from the projections and such variations may be material and adverse to us. Accordingly, no assurance can be given that such results will be achieved. Moreover, due to changes in technology, new product announcements, competitive pressures, system design and/or other specifications we may be required to change the current plans.

Off-Balance Sheet Arrangements

As of December 31, 2017, we do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the Notes to Financial Statements included elsewhere herein. There are no accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Financial Statements contained elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial information required by Item 8 begins on the following page.

15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Right of Reply LTD

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Right of Reply LTD (the Company) as of December 31, 2017 and 2016, and the related statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for the year ended December 31, 2017 and the period from June 20, 2016 (inception) to December 31, 2016, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and the period from June 20, 2016 (inception) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from development activities raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2017.

Blue Bell, Pennsylvania

April 2, 2018

RIGHT OF REPLY LTD

Balance Sheets

	December 31, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash	$221	$-
Prepaid expenses	137,500	-

TOTAL CURRENT ASSETS	137,721	-

OTHER ASSETS
Patents and trademarks, net of amortization of $490 and $76	7,645	7,342

TOTAL ASSETS	$145,366	$7,342

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$87,623	$5,122
Accrued expenses - related parties	165,942	-
Loan payable - related party	675	-

TOTAL CURRENT LIABILITIES	254,240	5,122

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)

Ordinary shares, $0.036 par value; unlimited shares authorized; 1,845,316 shares issued and outstanding at December 31, 2017 and 1,250,000 issued and outstanding as of December 31, 2016	66,431	45,000

Common stock subscribed	160,774	-

Subscription receivable	(160,774)	-

Additional paid in capital	1,966,867	1,300,566

Accumulated deficit	(2,129,766)	(1,342,969)

Accumulated other comprehensive loss	(12,406)	(377)

SHAREHOLDERS’ EQUITY (DEFICIT)	(108,874)	2,220

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$145,366	$7,342

The accompanying notes are an integral part of these financial statements.

RIGHT OF REPLY LTD

Statements of Operations

		For the Period From
	For the Year Ended	June 20, 2016 (Inception) to
	December 31, 2017	December 31, 2016

SALES	$-	$-

OPERATING EXPENSES
General and administrative	647,552	82
Sales and marketing	12,500	-
Research and development	126,745	-
Total operating expenses	786,797	82

OTHER EXPENSES
Fair value of ordinary shares in excess of cost of contributed intangibles	-	1,342,887
	-	1,342,887

NET LOSS	$(786,797)	$(1,342,969)

BASIC AND DILUTED NET LOSS PER ORDINARY SHARE	$(0.50)	$(1.07)

BASIC AND DILUTED WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING	1,570,009	1,250,000

The accompanying notes are an integral part of these financial statements.

F-3

RIGHT OF REPLY LTD

Statements of Comprehensive Loss

		For the Period From
	For the Year Ended	June 20, 2016 (Inception) to
	December 31, 2017	December 31, 2016

NET LOSS	$(786,797)	$(1,342,969)

OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustments, net of tax	(12,029)	(377)
TOTAL OTHER COMPREHENSIVE LOSS, net of tax	(12,029)	(377)

COMPREHENSIVE LOSS	$(798,826)	$(1,343,346)

The accompanying notes are an integral part of these financial statements.

RIGHT OF REPLY LTD

Statement of Shareholders’ Equity (Deficit)

For the Period from June 20, 2016 (Inception) to December 31, 2017

	Ordinary						Accumulated
	Shares		Common		Additional		Other
	Number of		Stock	Subscription	Paid-In	Accumulated	Comprehensive
	Shares	Amount	Subscribed	Receivable	Capital	Deficit	Loss	Total
Balance June 20, 2016	-	$-	$-	$-	$-	$-	$-	$-
								-
Ordinary shares issued for patents and trademarks	1,250,000	45,000	-	-	1,300,566	-	-	1,345,566
Net loss	-	-	-	-	-	(1,342,969)	-	(1,342,969)
Cumulative translation adjustment	-	-	-	-	-	-	(377)	(377)

Balance December 31, 2016	1,250,000	45,000	-	-	1,300,566	(1,342,969)	(377)	2,220

Sale of ordinary shares	86,650	3,119	160,774	(160,774)	82,444	-	-	85,563
Ordinary shares issued for professional services	508,666	18,312	-	-	583,857	-	-	602,169
Net loss	-	-	-	-	-	(786,797)	-	(786,797)
Cumulative translation adjustment	-	-	-	-	-	-	(12,029)	(12,029)

Balance December 31, 2017	1,845,316	$66,431	$160,774	$(160,774)	$1,966,867	$(2,129,766)	$(12,406)	$(108,874)

The accompanying notes are an integral part of these financial statements.

RIGHT OF REPLY LTD

Statements of Cash Flows

	For the Year Ended	For the Period From June 20, 2016 (Inception) to
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(786,797)	$(1,342,969)
Adjustments to reconcile net loss to cash used in operating activities:
Fair value of ordinary shares in excess of cost of contributed intangibles	-	1,342,887
Amortization	388	82
Ordinary shares issued for professional fees	482,169	-
Increase in assets
Prepaid expenses	12,500	-
Increase in liabilities
Accounts payable and accrued expenses	41,078	-
Accrued expenses - related parties	165,942

Net cash used in operating activities	(84,720)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related party	645	-
Proceeds from sale of ordinary shares	85,563	-

Net cash provided by financing activities	86,208	-

EFFECT OF EXCHANGE RATE ON CASH	(1,267)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	221	-

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	-	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$221	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Issuance of ordinary shares for contributed intangibles	$-	$2,679

Ordinary shares subscribed	$160,774	$-

Ordinary shares issued for marketing agreement	120,000	$-

Accounts payable incurred for prepaid marketing expenses	30,000	$-

The accompanying notes are an integral part of these financial statements.

RIGHT OF REPLY LTD

Notes to the Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

The Right of Reply LTD (the “Company” or “ROR”) was originally registered as a private limited company in the United Kingdom on June 20, 2016.

The Company was organized to develop and market a unique service that is at the same time a solution to a problem, a search engine, a social network, a service, an applied patent technology, and the assertion of personal rights.

ROR is a pay by subscription service, a system, and a technology which provides a rapid, effective, definitive, and legally sound solution to a particularly sensitive problem: The problem of a person’s good reputation, or rather the negative effect on a person’s reputation when it becomes the target of various forms of web content, whether it be in the form of articles, images, videos, blog comments, web forums, etc., which can be damaging to a greater or lesser degree and to which it is often difficult or practically impossible to respond and/or obtain redress.

On June 19, 2017, the Company decreased the par value of the ordinary shares from $1.44 to $0.036 per share and increased the total number of ordinary shares allotted to 2 million, which have been given retroactive effect in the balance sheet.

Basis of Presentation

The accompanying financial statements of ROR have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Fair value

The carrying amounts reflected in the balance sheets for cash, prepaid expenses, accounts payable and accrued expenses and loan payable – related party approximate fair value due to the short maturities of these instruments.

Revenue Recognition

In accordance with FASB ASC 605, “Revenue Recognition,” the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) collectability of revenue is reasonably assured.

Income Taxes

The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax years from June 20, 2016 (Inception) through 2017 remain subject to examination by major tax jurisdictions.

Comprehensive Loss

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220, “Comprehensive Income,” in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company has one item of other comprehensive loss, consisting of a foreign translation adjustment.

Foreign Currency Transactions and Translation

The functional currency of the operations of ROR is the Great Britain Pound. Gains and losses, if any, resulting from transactions in currencies other than the functional currency of the Company are recorded in the statement of operations for the reporting period as part of general and administrative expense. Included in general and administrative expense were foreign currency transaction losses of $1,304 and $0 for the year ended December 31, 2017 and the period from June 20, 2016 (“Inception”) to December 31, 2016.

The reporting currency of the Company is the United States (U.S.) dollar. The financial statements in functional currencies are translated to U.S. dollars using the closing rate of exchange for assets and liabilities and average rate of exchange for the statement of operations. The capital accounts are translated at historical rate. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of shareholders’ equity.

Patents and Trademarks

Costs associated with the registration and any legal defense of the patents and trademarks are capitalized and are amortized on a straight-line basis over the shorter of the estimated useful or legal lives of the patents and trademarks, which is generally 20 years. Costs incurred for patents and trademarks that are not approved are expensed in the month in which they are rejected.

Basic and Diluted Net Income per Share of Ordinary Shares

The Company follows FASB ASC 260, “Earnings Per Share,” when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss for the year ended December 31, 2017 and for the period from June 20, 2016 (“Inception”) to December 31, 2016 and because the Company has no ordinary share equivalents, the amounts reported for basic and diluted loss per share were the same.

Recently Adopted Accounting Pronouncements

As of December 31, 2017 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017. Since the Company is a development stage company with no revenue, the adoption on January 1, 2018 of this amendment will have no effect on the financial statements. When the Company begins to recognize revenue, it will adhere to the guidance in the amendment.

NOTE 2 – MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses and experienced negative cash flow from operations since inception and has no cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since inception, the Company has focused on developing and implementing its business plan. The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months. The Company currently needs to generate revenue in order to sustain its operations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would likely be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations.

NOTE 3 – PATENTS AND TRADEMARKS

The patents and trademarks owned by the Company were acquired from a related party for 1,250,000 ordinary shares during the period ended December 31, 2016. As such, the patents and intangibles acquired from the related party have been valued at $2,679 based on the costs to the related party relative to establishing the patents and trademarks. These costs are being amortized over the life of the patents. The fair value of the 1,250,000 ordinary shares issued was $1,345,566 based on the value of shares sold to independent third parties in May 2017. The fair value of the ordinary shares in excess of the cost of the contributed intangibles of $1,342,887 was expensed immediately. Amortization expense for the year ended December 31, 2017 and for the period from June 20, 2016 (“Inception”) to December 31, 2016 was $389 and $82.

NOTE 4 – ACCRUED EXPENSES - RELATED PARTIES

As of December 31, 2017 and 2016, the Company had accrued $67,456 and $0 to directors for directors fees. The Company paid $2,500 and $0 for directors’ fees during the year ended December 31, 2017 and for the period from June 20, 2016 (“Inception”) to December 31, 2016.

As of December 31, 2017 and 2016, the Company had accrued an officer’s salary in the amount of $13,491 and $0. The Company paid $0 for officer’s salaries during the year ended December 31, 2017 and for the period from June 20, 2016 (“Inception”) to December 31, 2016.

As of December 31, 2017 and 2016, the Company had accrued consulting fees in the amount of $84,995 and $0 to the husband of a shareholder. The Company paid $0 for these consulting fees during the year ended December 31, 2017 and for the period from June 20, 2016 (“Inception”) to December 31, 2016.

NOTE 5 – LOAN PAYABLE - RELATED PARTY

In December 2017, the Company received a loan from an officer, with no repayment terms and no interest in the amount of $645.

NOTE 6 – INCOME TAXES

The Company follows FASB ASC 740-10-10 whereby an entity recognizes deferred tax assets and liabilities for future tax consequences or events that have been previously recognized in the Company’s financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of enacted tax law. The effects of future changes in tax laws or rates are not anticipated.

The Company has trading losses in Great Britain, which is similar to net operating losses in the United States, of approximately $655,000. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax (benefit) provision consists of the following:

	December 31,
	2017	2016
Current	$-	$-
Deferred	(149,000)	-
Change in valuation allowance	149,000	-

	$-	$-

The following is a reconciliation of the tax derived by applying the Great Britain rate of 19% and 20% for the years ended December 31, 2017 and for the period from June 20, 2016 (“Inception”) to December 31, 2016 to the losses before income taxes and comparing that to the recorded tax provisions:

	December 31, 2017		December 31, 2016
	Amount	%	Amount	%
United Kingdom income tax benefit atstatutory rate	$(149,000)	(19)	$(269,000)	(20)
Non-deductible fair value of ordinary
shares in excess of cost of contributed intangibles	-	-	269,000	20
Change in valuation allowance	149,000	19	-	-

Net	$-	-	$-	-

The primary components of the Company’s December 31, 2017 and 2016 deferred tax assets and related valuation allowances are as follows:

	December 31,
	2017	2016

Deferred tax asset for trading losses carryforward	$149,000	$-
Valuation allowance	(149,000)	-

Net	$-	$-

As of December 31, 2017, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2017 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the year ended December 31, 2017, and there was no accrual for uncertain tax positions as of December 31, 2017. The tax years 2017 and 2016 remain subject to examination by major tax jurisdictions.

NOTE 7 – STOCKHOLDERS’ EQUITY

In May 2017, the Company entered into subscription agreements to sell 253,334 ordinary shares for $246,337 and 446,666 ordinary shares amounting to $434,227, fair value, were issued for professional services rendered. As of December 31, 2017, the Company had received $85,563 of the subscriptions receivable for 86,650 ordinary shares.

In June 2017, the Company issued 50,000 ordinary shares amounting to $47,942, fair value, for professional services rendered.

In December 2017, the Company entered into a consulting agreement and issued 12,000 ordinary shares amounting to $120,000, fair value, according to the terms of the agreement.

NOTE 8 – OPERATING LEASES

As of December 31, 2017, the Company was not obligated under any non-cancelable operating lease arrangements.

NOTE 9 – SUBSEQUENT EVENTS

On January 8, 2018, the Company issued a $200,000, 7% per annum, one-year convertible promissory note. The promissory note can be converted at any time into the Company’s ordinary shares at $5.00 per share or 50% of the Initial Public Offering price, whichever is lower. The Company can call the loan at any time for 107% of the face value.

On March 2, 2018, the Company announced it has signed an advisory and brokerage agreement with a London Investment Banking firm, with a view to list the Company on the London Stock Exchange Standard Segment to allow for more European investors to participate in the IPO. The Company’s goal is to raise £2.25 million in equity, at £7.50 share price, with a pre-money valuation of £15 million. The use of proceeds will be for working capital and the closure of one or more strategic acquisitions.

On March 14, 2018, the Company issued a $250,000, 5% per annum, one-year convertible promissory note. The promissory note can be converted at any time into the Company’s ordinary shares at £4.875 per share or 35% of the Initial Public Offering price. The note bears interest at a total of €12,500 and matures on March 20, 2019. This note is senior to the Company’s accruals and accounts payable.

The Company loaned $52,868 to a company in which a major shareholder of ROR is also a 5% shareholder in the company from January 1, 2018 through the date of this report. The loans are non interest bearing and has no formal expiration date.

The Company has collected $111,364 and issued 117,997 shares relative to the subscriptions receivable from January 1, 2018 through the date of this report.

On January 1, 2018, the Company acquired a 51% interest in BSS-ONE Dueenne Group in consideration for 94,000 shares of the Company. The transaction has not been finalized, but the estimated value of the transaction is approximately $951,000, which is based on the expected Initial Public Offering listing price of the shares of the Company of £7.50.

The value of purchase price consideration will change based on fluctuations in the share price of the Company’s ordinary shares. The Company has performed a preliminary valuation analysis of the fair market value of BSS-ONE Dueenne Group Company’s assets to be acquired and liabilities to be assumed. Using the total consideration for the Acquisition, the Company has estimated the allocations to such assets and liabilities. The following table summarizes the allocation of the preliminary purchase price as of the transaction’s closing date:

Consideration
Equity	$951,000
Fair Value of Noncontrolling interest	914,000
Acquisition Date Fair Value of Target	1,865,000
Less: Fair Value of Identifiable Net Assets	(44,000)
Total Goodwill	1,821,000
Less: Goodwill - Controlling Interest	(929,000)
Goodwill - Noncontrolling interest	892,000

Recognized amounts of identifiable assets
acquired and liabilities assumed at fair value:
Cash	$76,000
Accounts receivable	219,000
Inventories	30,000
Deferred tax assets	9,000
Property, Plant and Equipment	43,000
Accounts payable and accrued expenses	(318,000)
Notes payable	(15,000)
Total identifiable net assets - Fair value	44,000

The unaudited Pro Forma Combined Balance Sheet presented below assumes that the acquisition occurred on December 31,2017:

	Historical	BSS-ONE
	Right of Reply Ltd.	Dueenne Group		Pro Forma	Pro Forma
	December 31, 2017	December 31, 2017		Adjustments	Combined

ASSETS
CURRENT ASSETS
Cash	$221	$75,931		$-	$76,152
Accounts receivable	-	219,185		-	219,185
Inventories	-	30,350		-	30,350
Prepaid expenses	137,500	-		-	137,500
Deferred tax assets	-	8,966		-	8,966

TOTAL CURRENT ASSETS	137,721	334,432		-	472,153

EQUIPMENT	-	42,707		-	42,707

OTHER ASSETS
Investment in subsidiary	-	-	(a)	951,000	-
			(b)	(951,000)
Goodwill	-	-	(a)	1,821,298	1,821,298
Patents and trademarks, net of amortization of $490 and $76	7,645	-		-	7,645
	7,645	-		1,821,298	1,828,943

TOTAL ASSETS	$145,366	$377,139		$1,821,298	$2,343,803

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$87,623	$318,811		$-	$406,434
Accrued expenses - related parties	165,942	-		-	165,942
Loan payable - related party	675	-		-	675
Notes payable	-	14,626		-	14,626

TOTAL CURRENT LIABILITIES	254,240	333,437		-	587,677

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)

Ordinary shares, $0.036 par value; unlimited shares authorized; 1,845,316 shares issued and outstanding at December 31, 2017 and 1,250,000 issued and outstanding as of December 31, 2016	66,431	51	(a)	3,384	69,815
			(b)	(51)
Common stock subscribed	160,774	-		-	160,774

Subscription receivable	(160,774)	-		-	(160,774)

Additional paid in capital	1,966,867	-	(a)	947,616	2,914,483
			(a)	1,821,298
			(b)	(1,821,298)
Accumulated deficit	(2,129,766)	42,798	(b)	(42,798)	(2,129,766)

Accumulated other comprehensive loss	(12,406)	853	(b)	(853)	(12,406)

Noncontrolling interest	-	-	(a)	914,000	914,000

SHAREHOLDERS’ EQUITY (DEFICIT)	(108,874)	43,702		1,821,298	1,756,126

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$145,366	$377,139		$1,821,298	$2,343,803

Pro forma adjustments:

Pro forma adjustments are necessary to reflect the estimated purchase price and the estimated fair valuation of acquired Assets. The pro forma adjustments included in the unaudited pro forma combined balance sheet are as follows:

(a)	To reflect the preliminary purchase price. The preliminary purchase price has been allocated to the net fair value of tangible identifiable assets. The excess of the purchase price over the net fair value of the tangible assets acquired, liabilities assumed and the value of the noncontrolling interest resulted in goodwill of $1,821,000. The goodwill was allocated to the controlling interest in the amount of $929,000 and to the non-controlling interest in the amount of $892,000
(b)	Eliminate investment in subsidiary.

The Unaudited Pro Forma Combined Statements of Operations presented below assumes that the acquisition occurred on June 20, 2016:

	For the Year Ended December 31, 2017			For the Period From June 20, 2016 (Inception) to December 31, 2016
	RIGHT OF REPLY LTD	BSS-ONE Dueenne Group	Pro Forma Combined	RIGHT OF REPLY LTD	BSS-ONE Dueenne Group	Pro Forma Combined

SALES	$-	$2,507,745	$2,507,745	$-	$771,786	$771,786

COST OF GOODS SOLD	-	1,176,022	1,176,022	-	361,934	361,934

GROSS PROFIT	-	1,331,723	1,331,723	-	409,852	409,852

OPERATING EXPENSES
General and administrative	647,552	234,306	881,858	82	65,477	65,559
Sales and marketing	12,500	642,171	654,671		190,378	190,378
Research and development	126,745	468,889	595,634		132,547	132,547
Total operating expenses	786,797	1,345,366	2,132,163	82	388,402	388,484

LOSS BEFORE OTHER INCOME	(786,797)	(13,643)	(800,440)	(82)	21,450	21,368

OTHER INCOME
Interest income	-	2	2	-	-	-
Other income	-	31,932	31,932	-	5,244	5,244
Fair value of ordinary shares in excess of cost of contributed intangibles	-	-	-	(1,342,887)	-	(1,342,887)
	-	31,934	31,934	(1,342,887)	5,244	(1,337,643)

NET INCOME (LOSS) BEFORE INCOME TAXES	(786,797)	18,291	(768,506)	(1,342,969)	26,694	(1,316,275)

PROVISION FOR INCOME TAXES	-	1,341	1,341	-	7,341	7,341

NET INCOME (LOSS)	(786,797)	16,950	(769,847)	(1,342,969)	19,353	(1,323,616)

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	8,306	8,306	-	9,483	9,483

NET INCOME (LOSS) ATTRIBUTABLE TO ORDINARY SHAREHOLDERS	(786,797)	8,645	(778,153)	(1,342,969)	9,870	(1,333,099)

BASIC AND DILUTED NET INCOME (LOSS) PER ORDINARY SHARE, ATTRIBUTABLE TO ORDINARY SHAREHOLDERS	$(0.50)	$43.22	$(0.47)	$(1.07)	$49.35	$(0.99)

BASIC AND DILUTED WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING	1,570,009	200	1,664,009	1,250,000	200	1,344,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of September 30, 2017. The principal basis for this conclusion is (i) failure to engage sufficient resources in regards to our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this annual report.

(c) Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s internal control over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

Set forth below is certain biographical information concerning our current executive officers and directors.

Name	Age	Positions
David Tizzoni	52	Chairman
Thomas Brooks	51	Chief Executive Officer
Arnoldo Ardia	56	Chief Financial Officer
Amit Pau	50	Non-Executive Director

David Tizzoni, Chairman

04.2011- to date	Banca Cornèr, Lugano: Manager Credit Dept. Vice President, Manager of Shipping Credit Dept. with credit portfolio of 400 milions CHF,

03.2005-12.2006	Banca dello Stato del Cantone Ticino, Lugano: company consultant. Responsible for portfolio of ab. 400 business credits.

09.2003-02.2005	Credit Swiss, Lugano: Credit Specialist. Responsible for portfolio of 150 business credits

08.2002-09.2003	Credit Swiss, Zürich: Credit Specialist. Promotion to “Credit Management - Business Customers Switzerland”, direct relationship with the board of directors from CS with competence from CHF 25 to 400 milion

06.2001	Promotion to decision competence from CHF 2 to 15 million

12.2001	Assistant of Vice President, Responsible for a team of 8 persons with portfolio of 950 companies

06.1999	Promotion to decision competence from CHF 1 to 10 milion

01.1999	Responsible for Start-Up (venture capital) of Italian part of Switzerland

12.1998	Responsible for a team of 5 persons with portfolio of 300 companies

10.1998	Resposible for portfolio of ab.100 companies (competence from CHF 0.5 to 5 milion)

01.1998	Credit Specialist

1997-1998	UBS, Zürich: company consultant. company consultant for high risk positions, Recovery Dept.

1995-1997	Internal training program in commercial sector

Education

1987-1994	University, Zürich, Graduate in economy
1980-1986	Secondary School -Schwyz, Federal Certificate of Maturity
in Economy

Other activities

1996-2014	President of ACSLI (Association of Italian speaking alumnus of Schwyz College, www.kks.ch)
2000-2009	Member of the executive board of Building cooperative St. Jakob, Zurich, - management of ab. 530 flats, construction of new blocks of flats, www. bgsj.ch

Thomas Elliot Brooks, Chief Executive Officer

Chief Executive Officer of Right of Reply, Ltd since June 2016.

Chief Executive Officer and Chairman of Pay My Time, Ltd since December 2016.

Jan 2013 - Dec 2016

Avanthera SA, CEO, Switzerland, a small pharmaceutical company in Southern Switzerland focused on complex chemistry and high potency generic active ingredients (APIs). Following the successful filing of two Drug Master files, Mr. Brooks stepped down as CEO.

Feb 2014 - Sept 2016

Newbiquity SA, CEO, Switzerland, a technology startup that enables augmented reality remote assistance in social, commercial and mission critical scenarios. Following a pilot project at a large national telecommunications company and the completion of the spin-out of the company with all of the technology, Mr. Brooks stepped down as CEO.

The Institute for Research in Biomedicine, Director of development and communication, Switzerland, a leading biomedical research institute specialized in immunology started in 2000. Public/Private partnership with 100 people, annual budget of 17M CHF funded by the Bill and Melinda Gates Foundation, the Wellcome Trust, The Horten Foundation, the European Union and the Swiss National Fund as well as private donors. Following the successful integration of the private institute into the Swiss public university system, Mr. Brooks stepped down as Director of Development.

July 2008 - Dec 2012

Biopolo, Managing director, Switzerland, a life sciences cluster promoting the biotechnology research and development in Southern Switzerland.

Arnoldo Ardia, Chief Financial Officer

Arnoldo Ardia studied Political Science at the University of Lausanne and has had a long and varied career in construction technologies, environmental engineering projects, building project finance, pension and financial planning for individuals and companies and innovative medical device technologies.

Building Technologies

1986 to 1999 - Ardia Marmi SA - Managing Director

Family run company specialized in marble and wood flooring and covering

1999-2001 - Pietra Viva SA - Commercial Director

Family run company specialized in marble and wood flooring and covering and ventilated facades

Environmental Engineering Projects

2002-2005 - Thermoselect SA - Sales Manager

High temperature recycling, gasification and direct fusion of waste

2007-2010 - EcologiaSwiss SA - Sales Manager

Development of Renewable Energy, bio-combustibles, wind and solar energy technologies

Pension, Mortgage and Financial Consulting

2010-2016 - SwissLife SA - Consultant in private and institutional pension and mortgage planning

Swiss leader in Life Insurance and Pension Funds for individuals and institutions

Medical Device Technologies

2016-Present - Brick42 SAGL - Managing Partner

Business Development for an innovative system of real time tracking and management of surgical instruments

Amit Pau, Non-Executive Director

Proven track record in scaling high growth and turn around companies internationally; through innovation with integrated marketing, product management, business development and sales competencies. Established a number of multi hundred- million-pound business units, eleven IPO’s, seven exits and raised £450M in equity. Extensive board level experience, in both public and private companies. High profile keynote speaker and business media commentator.

Nov 2017 – present Empaua Ventures, Co-founder and Advisor

A niche digital advisory and investment office in B2B, high growth Cloud and SaaS platforms. Building transformation and digital innovation for keys clients in the TMT and Finance sectors. We both invest in and actively drive the sales growth of our portfolio companies.

Dec 2012 – Nov 2017 Partner & Managing Director of Entrepreneur Country, ACE Fund

A leading digital transformation advisory and VC firm focused on the digital innovation sector.

Key achievements include:

● Created an advisor unit focused on digital transformation, driving business models & digital innovation for leading corporates. Closed and delivered £5M in revenue. Established an innovation blueprint which focused on key clients in Financial & TMT sectors (Santander, Barclays, ING, Telefonica, RSA, Vodafone, Oracle, Dell & IBM)

● Trusted advisor to the Board of Santander with over ten programs in areas of FinTech strategy and innovation. Key assignments included establishing their $100M CVC fund (responsible for building & operating their investment fund over two years) and supporting the Board on their innovation strategy in the launching of new global services

● Shaped the IoT Strategy for Cisco. The remit included building the investment framework, partnership model and segment prioritization (Manufacturing, Automotive and Pharmaceuticals). Key outcomes included two investments and creating eight global case studies

● Drove the digital transformation programs for NN Group’s eighteen European countries and Japan. Shaped the Board Innovation strategy which resulted in the launch of highly differentiated Insurance as a Service, analytics to offer personalized insurance premiums and a ground-breaking SME Market Place in Japan

● Created Oracle’s Cloud Analytics Proposition and Fintech Market Development Strategy through building a digital innovation blueprint with Tier 1 Banks such as HSBC, Barclays, ING, Citi Bank

● Transformed the venture fund by increasing assets under management by 250%. Drove deal flow from concept to investment, portfolio management and active board representation with a strong focus on powering growth strategy through sales excellence. The exceptional returns resulting from this led to 1 IPO and 3 exits

Jan 2011 – Dec 2012 CEO of Rivington Street Holdings (RSH) UK Plc

UK listed company with revenue of £15M generating £1.5M in profit and 150 employees; transformed diverse portfolio of companies into a profitable organization focusing on the media and software sectors.

Key achievements included:

● Transformed the Market Research Unit from annually losing £1M to generating a profit of £450K within 9 months through rationalizing the service line portfolio, innovating digital research services, creating a key account management program and establishing operational rigor

● Increased revenue of the digital natural resources units for institutional investors by £1M and profit by £420K

Mr. Pau’s experience also includes management positions with Vodaphone and AT&T. His education includes a BSc (Hons) Information Systems Design, Kingston University and an MBA Henley Management College.

None of our directors and executive officers have during the past five years:

●	had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

●	been convicted in a criminal proceeding and is not subject to a pending criminal proceeding;

●	been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;

●	or been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Related Transactions

The patents and trademarks owned by the Company were acquired from Mount Street Gardens Holdings, Ltd., a major shareholder of the Company for 1,250,000 ordinary shares during the period ended December 31, 2016. As such, the patents and tangibles acquired from the related party have been valued at $2,679 based on the costs to the related party relative to establishing the patents and trademarks. The fair value of the 1,250,000 ordinary shares issued was $1,345,566 based on the shares sold to independent third parties in May 2017.

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. There are no family relationships between our officers and directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Thomas Eliot Brooks is also Chief Executive Officer of Pay My Time, Ltd. At this time, we do not see a conflict between Mr. Brooks’ responsibilities with the Company and his responsibilities with Pay My Time, Ltd., although there is no guarantee that a conflict will not arise in the future. As these two companies commence operations and mature, it is expected that Mr. Brooks will devote approximately 50% of his time to each company. At this time, the most significant shareholder of both companies is the same entity and there are also several other shareholders which are investors in both companies. These investors believe that, given Mr. Brooks’ skills and experience, this is a beneficial arrangement for both companies and it is undertaken with the full knowledge and agreement of these shareholders.

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. None of our directors received any compensation for their services.

Committees of the Board of Directors

At this time, our Board does not have any committees. The Board plans to designate an Audit Committee, Compensation Committee and Nominating and Governance Committee in the future.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules thereunder, the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities are required to file with the SEC reports of their ownership of, and transactions in, the Company’s common stock.

ITEM 11. EXECUTIVE COMPENSATION.

During the period from inception through December 31, 2017 we paid no executive compensation. During the year ended December 31, 2017, we have either paid or will pay the following amounts as executive compensation:

Name	Compensation 2017	Positions
David Tizzoni	$6,000	Chairman
Thomas Brooks	$6,000	Chief Executive Officer
Arnoldo Ardia	$6,000	Chief Financial Officer
Amit Pau	$6,000	Non-Executive Officer

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of September 30, 2017:

None.

OUTSTANDING EQUITY AWARDS

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2017, by: (I) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company’s Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	Number of shares	Percentage Owned (1)(2)

David Tizzoni, Chairman	10,000	0.54%
Via Favino
Davesco, Switzerland

Thomas Brooks, CEO	10,000	0.54%
50 Percy Street
London W1T2DB, United Kingdom

Arnoldo Ardia, CFO	10,000	0.54%
Via Pietro Lepori 33
6950 Tesserete, Switzerland

Amit Pau, NED	10,000	0.54%
Ashirwad, Valency Drive, Northwood
Middlesex HA6 3BF, United Kingdom

All Officers and Directors as a Group	40,000	2.17%
(4 persons)

Mount Street Gardens Holdings Ltd (3)	1,250,000	67.74%
20-22 Wenlock Road
N1 7GU London (UK)

Studio Phi Sa (4)	183,333	9.94%
Via Alla Torre 2
6850 Mendrisio (Switzerland)

E-clectic Sa (5)	120,000	6.50%
Via Balestra 31
6901 Lugano (Switzerland)

(1) This table is based upon 1,845,316 shares issued and outstanding as of December 31, 2017.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(3) The beneficial owner of Mount Street Gardens Holdings Ltd is Cristina Uccelli.

(4) The beneficial owner of Studio Phi Sa, is Brunello Pianca.

(5) The beneficial owner of Eclectic SA, is Maurizio Codoni.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The patents and trademarks owned by the Company were acquired from Mount Street Gardens Holdings, Ltd., a major shareholder of the Company for 1,250,000 ordinary shares during the period ended December 31, 2016. As such, the patents and tangibles acquired from the related party have been valued at $2,679 based on the costs to the related party relative to establishing the patents and trademarks. The fair value of the 1,250,000 ordinary shares issued was $1,345,566 based on the shares sold to independent third parties in May 2017.

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. There are no family relationships between our officers and directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Thomas Eliot Brooks is also Chief Executive Officer of Pay My Time, Ltd. At this time, we do not see a conflict between Mr. Brooks’ responsibilities with the Company and his responsibilities with Pay My Time, Ltd., although there is no guarantee that a conflict will not arise in the future. As these two companies commence operations and mature, it is expected that Mr. Brooks will devote approximately 50% of his time to each company. At this time, the most significant shareholder of both companies is the same entity and there are also several other shareholders which are investors in both companies. These investors believe that, given Mr. Brooks’ skills and experience, this is a beneficial arrangement for both companies and it is undertaken with the full knowledge and agreement of these shareholders.

Director Independence

As of March 8, 2018, only one (1) of our four (4) directors, Amit Pau is considered “independent” in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The remaining three (3) directors are not considered “independent”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2017 and the period from Inception (June 20, 2016) through December 31, 2016, respectively, were approximately $30,000 and $10,000.

Tax Fees

No fees were billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2017 and the period from Inception (June 20, 2016) through December 31, 2016.

All Other Fees

There were no fees billed for other products or services provided by our principal accountant for the fiscal year ended December 31, 2017 and the period from Inception (June 20, 2016) through December 31, 2016.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Morison Cogen LLP, Independent Registered Certified Public Accounting Firm

●	Balance Sheets as of December 31, 2017 and 2016 (audited)

●	Statements of Operations for the year ended December 31, 2017 and for the period from Inception (June 20, 2016) through December 31, 2016 (audited)

●	Statements of Stockholders’ Equity for the year ended December 31, 2017 and from Inception (June 20, 2016) to December 31, 2016 (audited)

●	Statement of Cash Flows for the year ended December 31, 2017 and for the period from Inception (June 20, 2016) through December 31, 2016 (audited)

●	Notes to Financial Statements (audited)

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Right of Reply Ltd
(Registrant)

By:	/s/ Thomas Brooks
Thomas Brooks
Chief Executive Officer and Director (Principal Executive Officer)

Date	April 2, 2018

By:	/s/ Arnoldo Ardia
Arnoldo Ardia
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date	April 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Thomas Brooks
Thomas Brooks
Chief Executive Officer and Director

Date: April 2, 2018

By:	/s/ Arnoldo Ardia
Arnoldo Ardia
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: April 2, 2018

By:	/s/ David Tizzoni
David Tizzoni
Chairman

Date: April 2, 2018

