Form 10-Q
period 2018-03-31
Right of Reply Ltd
filed 2018-05-21
CIK 1721133

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2018

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

RIGHT OF REPLY LTD

(Exact name of small business issuer as specified in its charter)

England and Wales	333-221276	Not Applicable
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

30, Percy Street

London W1T2DB

United Kingdom

(Address of principal executive offices) (Zip code)

Issuer’s telephone number +44020 74671700

Securities registered under Section 12(g) of the Exchange Act:

Ordinary Shares $0.036 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]
Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

There were 2,288,684 shares of Ordinary Shares par value $0.036 as of May 15, 2018.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

2

PART I

ITEM 1. FINANCIAL STATEMENTS

3

RIGHT OF REPLY LTD

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$281,792	$221
Accounts receivable	202,903	-
Advances, employees	95,397	-
Inventory	19,059	-
Prepaid expenses	53,880	137,500
Loans receivable - related party	82,631	-
Deferred tax assets	433	-

TOTAL CURRENT ASSETS	736,095	137,721

FURNITURE AND EQUIPMENT , net of depreciation of $23,516 and $0	61,603	-

OTHER ASSETS
Goodwill	1,821,298	-
Patents and trademarks, net of amortization of $664 and $490	8,356	7,645
	1,829,654	7,645

TOTAL ASSETS	$2,627,352	$145,366

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$427,397	$87,623
Accrued expenses - related parties	159,622	165,942
Taxes payable	2,200	-
Loan payable - related party	-	675
Convertible notes payable	530,069	-

TOTAL CURRENT LIABILITIES	1,119,288	254,240

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

Ordinary shares, $0.036 par value; unlimited shares authorized; 2,094,000 shares issued and outstanding at March 31, 2018 and and 1,845,316 shares issued and outstanding at December 31, 2017	75,384	66,431

Ordinary shares subscribed	-	160,774

Subscription receivable	-	(160,774)

Additional paid in capital	3,069,688	1,966,867

Accumulated deficit	(2,549,486)	(2,129,766)

Accumulated other comprehensive income (loss)	4,179	(12,406)

Noncontrolling interest	908,299	-

SHAREHOLDERS' EQUITY (DEFICIT)	1,508,064	(108,874)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$2,627,352	$145,366

See the accompanying notes to the condensed consolidated financial statements

RIGHT OF REPLY LTD

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2018	March 31, 2017

SALES	$918,957	$-

COST OF GOODS SOLD	903,228	-

GROSS PROFIT	15,729	-

OPERATING EXPENSES
General and administrative	224,109	17,528
Sales and marketing	164,955	-
Research and development	44,469	-
Total operating expenses	433,533	17,528

OTHER INCOME (EXPENSES)
Other income	1,810	-
Interest expense	(8,671)	-
	(6,861)	-

NET BEFORE INCOME TAXES	(424,665)	(17,528)

PROVISION FOR INCOME TAXES	756	-

NET LOSS	(425,421)	(17,528)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(5,701)	-

NET LOSS ATTRIBUTABLE TO ORDINARY SHAREHOLDERS	$(419,720)	$(17,528)

BASIC AND DILUTED NET LOSS PER ORDINARY SHARE	$(0.21)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING	1,997,684	1,250,000

See the accompanying notes to the condensed consolidated financial statements

F-2

RIGHT OF REPLY LTD

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2018	March 31, 2017

NET LOSS	$(425,421)	$(17,528)

OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustments, net of tax	16,585	28
TOTAL OTHER COMPREHENSIVE INCOME, net of tax	16,585	28

COMPREHENSIVE LOSS	$(408,836)	$(17,500)

See the accompanying notes to the condensed consolidated financial statements

RIGHT OF REPLY LTD

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

For the Three Months Ended March 31, 2018

	Ordinary						Accumulated
	Shares		Ordinary		Additional		Other
	Number of		Shares	Subscription	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Subscribed	Receivable	Capital	Deficit	Income (Loss)	Interest	Total
Balance December 31, 2017 (Audited)	1,845,316	$66,431	$160,774	$(160,774)	$1,966,867	$(2,129,766)	$(12,406)	$-	$(108,874)

Sale of ordinary shares	108,000	3,888	(111,364)	111,364	107,476	-	-	-	111,364
Redemption of ordinary shares	(12,000)	(432)	-	-	432	-	-	-	-
Ordinary shares issued for acquisition	94,000	3,384	-	-	947,616	-	-	914,000	1,865,000
Shares issued for accounts payable	58,684	2,113	(49,410)	49,410	47,297	-	-	-	49,410
Net loss	-	-	-	-	-	(419,720)	-	(5,701)	(425,421)
Cumulative translation adjustment	-	-	-	-	-	-	16,585	-	16,585

Balance March 31, 2018 (Unaudited)	2,094,000	$75,384	$-	$-	$3,069,688	$(2,549,486)	$4,179	$908,299	$1,508,064

See the accompanying notes to the condensed consolidated financial statements

RIGHT OF REPLY LTD

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(425,421)	$(17,528)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,755	6,755
Decrease in assets, net of acquisition
Accounts receivable	21,420	-
Inventory	11,877	-
Prepaid expenses	87,118	-
Deferred taxes	8,634	-
Increase (decrease) in liabilities, net of acquisition
Accounts payable and accrued expenses	(1,923)	(34,965)
Accrued expenses - related parties	48,164	52,293
Taxes payable	2,169	-

Net cash (used) in provided by operating activities	(241,207)	6,555

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	75,931	-
Advances, employees	(94,076)	-
Loans receivable - related party	(81,040)	-
Purchase of equipment	(24,190)	(6,601)
Patent costs	(551)	(61)

Net cash used in investing activities	(123,926)	(6,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan payable - related party	(688)	-
Proceeds from notes payable	506,576	-
Proceeds from sale of ordinary shares	111,364	-

Net cash provided by financing activities	617,252	-

EFFECT OF EXCHANGE RATE ON CASH	29,452	107

NET CHANGE IN CASH AND CASH EQUIVALENTS	281,571	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	221	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$281,792	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Shares issued as consideration of investment in subsidiary	$951,000	$-

Shares issued in satisfaction of accounts payable	$49,410	$-

Goodwill	$1,821,298	$-

Noncontrolling interest	$914,000	$-

See the accompanying notes to the condensed consolidated financial statements

RIGHT OF REPLY LTD

Notes to the Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Right of Reply LTD (“ROR”) was originally registered as a private limited company in the United Kingdom on June 20, 2016.

ROR and its subsidiary (collectively, the “Company”) was organized to develop and market a unique service that is at the same time a solution to a problem, a search engine, a social network, a service, an applied patent technology and the assertion of personal rights.

Through the Company’s unique high-value products, ROR empowers individuals to easily review, analyze and respond to biased or inaccurate content about them with timeliness and relevance.

On January 1, 2018, ROR acquired the 51% interest in BSS-ONE Dueenne Group (“Dueenne”), a software development company based in Romania. Dueenne, will soon be called ROR Software & Technology, and will be responsible to develop and maintain the Company’s platform, offering customer and call services. The 51% of Dueenne was acquired for 94,000 ordinary shares of ROR with a fair value of $10 per share, based on an estimated Initial Public Offering price per share.

ROR is a pay by subscription service, a system, and a technology which provides a rapid, effective, definitive, and a legally sound solution to a particularly sensitive problem: The problem of a person’s good reputation, or rather the negative effect on a person’s good reputation, when it becomes the target of various forms of web content. Whether the content be in the form of articles, images, videos, blog comments, web forums, etc., which can be damaging to a greater or lesser degree and to which it is often difficult or practically impossible to respond and/or obtain redress, ROR will provide the solution.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing to operationalize the Company’s current technology before another company develops similar technology to compete with the Company.

Revenue Recognition

In accordance with FASB ASC 605, “Revenue Recognition,” the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) collectability of revenue is reasonably assured.

Comprehensive Income

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220, “Comprehensive Income,” in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company has one item of other comprehensive loss, consisting of foreign translation adjustments.

Concentration of credit risk

The Company places its cash primarily in checking and money market accounts with reputable financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits, if any.

The Company’s accounts receivable are typically secured and are derived from customers around the world in different industries.

The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of December 31, 2017, one customer accounted for 13% of the Company’s net accounts receivable balance. As of March 30, 2018, no single customer accounted for more than 10% of the Company’s net accounts receivable balance.

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, loans and other receivables, accounts payable and accrued expenses, loans payable and notes payable. The carrying value of accounts receivable, loans and other receivables, accounts payable and accrued expenses and loans payable approximate their fair value because of their short maturities. The Company believes the carrying amount of its notes payable approximate fair value based on rates and other terms currently available to the Company for similar debt instruments.

Foreign Currency Transactions and Translation

The functional currency of the operations of ROR is the British Pound. The functional currency of Dueenne is the Romanian New Lei (“RON”) Gains and losses, if any, resulting from transactions in currencies other than the functional currency of the Company are recorded in the statement of operations for the reporting periods as part of general and administrative expense. Included in general and administrative expense were foreign currency transaction losses of $1,713 and $0 for the three months ended March 31, 2018 and 2017.

The reporting currency of the Company is the United States (U.S.) dollar. The financial statements in functional currencies are translated to U.S. dollars using the closing rate of exchange for assets and liabilities and average rate of exchange for the statement of operations. The capital accounts are translated at historical rate. Translation gains and losses are recorded in the accumulated other comprehensive income loss as a component of shareholders’ equity.

Furniture and Equipment

Furniture and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of equipment are described below:

Property and Equipment	Estimated Useful Life
Computer hardware and networking equipment	Three to four years
Computer software	One to three years
Office equipment and other	Five years

The Company takes technology changes into consideration as it assigns the estimated useful lives, and monitors the remaining useful lives of asset groups to reasonably match the remaining economic life with the useful life and makes adjustments when necessary. Upon retirement or disposition of furniture and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

Inventory

The Company's inventories consist primarily of items held for resale such as devices and accessories. The Company values its inventory at the lower of cost or net realized value. Inventory cost is computed on an average cost basis. Net realized value is determined by reviewing current replacement cost, marketability and obsolescence.

Basic and Diluted Net Income per Share of Ordinary Shares

The Company follows FASB ASC 260, “Earnings Per Share,” when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss for each of the periods presented and because the Company has no ordinary share equivalents, the amounts reported for basic and diluted loss per share were the same.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the three months ended March 31, 2018 and 2017 were $44,469, and $0.

Recently Adopted Accounting Pronouncements

As of March 31, 2018 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017. Since the Company is an emerging growth company, this amendment will be adopted on January 1, 2019 and is not anticipated to have an effect on the financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The Update addresses eight specific changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this Update are effective for public business entities which are emerging growth companies for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The company does not expect the adoption of this update to have a material effect on the financial statements.

NOTE 2 – MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and experienced negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On February 20, 2018 the company has signed two agreements with First Sentinel a London (UK) broker and investment banking firm to double list the Company on London Stock Exchange (standard listing) and for raising money for the Company at the same condition expressed in our actual and future registration statements and prospectus.

From April 1, 2018 through May 15, 2018, the Company has raised $652,000 through the issuance of 87,000 shares.

Since inception, the Company has focused on developing and implementing its business plan. The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months. The Company currently needs to generate additional revenue in order to sustain its operations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would likely be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations.

NOTE 3 – ACQUISITION OF DUEENNE

The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations in accordance with Accounting Standards Codification (“ASC”) Topic 805 Business Combinations. The purchase price of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Costs to exit or restructure certain activities of an acquired company or the Company’s internal operations are accounted for as one-time termination and exit costs and are accounted for separately from the business combination. Restructuring and other acquisition-related costs are expensed as incurred.

On January 1, 2018, the Company acquired a 51% interest in Dueenne in consideration for 94,000 ordinary shares of ROR, with a fair value of $951,000.

The value of purchase price consideration will change based on fluctuations in the share price of the Company’s ordinary shares. The Company has performed a preliminary valuation analysis of the fair market value of Dueenne assets to be acquired and liabilities to be assumed. Using the total consideration for the Acquisition, the Company has estimated the allocations to such assets and liabilities. The following table summarizes the allocation of the preliminary purchase price as of the transaction’s closing date:

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company records accounts receivable at the invoiced amount. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivable amounts. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, and the customer’s current financial condition. As of March 31, 2018, the accounts receivable balance was deemed to be fully collectible.

NOTE 5 – LOANS RECEIVABLE – RELATED PARTY

As of March 31, 2018, the Company has loaned $82,631 to a company in which a major shareholder of the Company is also a 5% shareholder in the other company and a director of the Company is the Chief Executive Officer of the other company. The loans are non interest bearing and has no formal expiration date.

NOTE 6 – INVENTORY

Inventory as of March 31, 2018 consists of computer parts and supplies.

NOTE 7 – EQUIPMENT

Furniture and equipment, net consist of the following:

At cost:
Automobiles	28,164
Furniture and machinery	57,223
Total	85,387
Less: Accumulated depreciation	23,783
Net book value	61,604

During the three months ended March 31, 2018 and 2017, depreciation and amortization totaled $6,755 and $0 and was included in cost of sales.

NOTE 8 – INCOME TAXES

The Company has operations in both Great Britain and Romania. The tax rates in Great Britain and Romania are 19% and 16%. At March 31, 2018, the Company has trading losses in Great Britain, which is similar to net operating losses in the United States of approximately $1,092,000. The losses in Great Britain can be carried forward indefinitely, to offset future taxable income. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets in Great Britain.

The Company has income in Romania from the acquisition of Dueenne, which is similar to income in the United States of approximately $12,000. The Company has accrued taxes relative to this income in the amount of $756.

Income tax expense was $756 and $0 for the three months ended March 31, 2018 and 2017.

There was no change in unrecognized tax benefits during the period ended March 31, 2018 and there was no accrual for uncertain tax positions as of March 31, 2018.

Tax years from 2014 through 2017 remain subject to examination by the various taxing authorities.

NOTE 9 – ACCRUED EXPENSES – RELATED PARTIES

As of March 31, 2018 and December 31, 2017, the Company had accrued $97,518 and $67,456 to directors for directors fees. The Company paid $0 for directors’ fees during the three months ended March, 31, 2018 and 2017.

As of March 31, 2018 and December 31, 2017, the Company had accrued an officer’s salary in the amount of $21,047 and $13,491. The Company paid $0 for officer’s salaries during the three months ended March 31, 2018 and 2017.

As of March 31, 2018 and December 31, 2017, the Company had accrued consulting fees in the amount of $62,105 and $84,995 to the husband of a shareholder. The Company paid $0 for these consulting fees during the three months ended March 31, 2018 and 2017. During the three months ended March 31, 2018, the consultant received 58,684 ordinary shares of the Company in exchange for reducing the amount of the accrual by $60,877.

NOTE 10 – LOAN PAYABLE - RELATED PARTY

The Company repaid, during the three months ended March 31, 2018, a loan from an officer, with no repayment terms and no interest in the amount of $675.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

On January 8, 2018, the Company issued a convertible note payable for $200,000. The convertible note payable bears interest at 7% and has a term of one year. The convertible note payable is also convertible into the Company’s common stock at any time at $5 per share or 50% of the Initial Public Offerng (“IPO”).

On March 14, 2018, the Company issued a convertible note payable for €250,000 ($308,955). The convertible note payable bears interest at 5% and has a term of one year. The convertible note payable is also convertible into the Company’s common stock at any time at $4.875 per share or 35% of the IPO.

The Notes are recorded as a current liability as of March 31, 2018 in the amount of $530,069.  Interest accrued on the convertible notes payable was $4,942 as of March 31, 2018.  Interest expense related to these convertible notes payable was $4,847 for the three months ended March 31, 2018.

NOTE 12 – OPERATING LEASES

As of March 31, 2018, the Company leases office space and data center facilities under operating leases. Certain lease agreements contain free or escalating rent payment provisions. The Company recognizes rent expense under such leases on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis in determining the lease term. The leases are cancellable.

Rent expense for the three months ended March 31, 2018 and 2017 was $34,114 and $11,167.

NOTE 13 – PROFORMA INFORMATION

ROR acquired the 51% of Dueenne SRL on January 1, 2018.

The following unaudited pro forma condensed combined statement of operations for the three months ended March 31, 2017 are based on ROR’s and Dueenne’s historical statements of operations and reflects the acquisition as if it occurred on January 1, 2017.

The assumptions and estimates underlying the unaudited adjustments to the pro forma condensed combined statement of operations for the three months ended March 31, 2017 are described in the accompanying notes, which should be read together with the pro forma condensed combined statement of operations.

The historical consolidated financial statements have been adjusted in the pro forma condensed combined staement of operations for the three months ended March 31, 2017 to give effect to pro forma events that are (1) directly attributable to the business combination, (2) factually supportable and (3) with respect to the pro forma condensed combined statement of operations, expected to have a continuing impact on the combined results following the business combination. The proforma adjustments included in the unaudited pro forma combined statement of operations for the three months ended March 31, 2017 are as follows:

	For the Three Months Ended March 31, 2017
	Right of Reply Ltd.	BSS-ONE Duenne Group		Pro Forma Adjustments	Pro Forma Combined

SALES	$-	$602,706		$-	$602,706

COST OF GOODS SOLD	-	577,065		-	577,065

GROSS PROFIT	-	25,641		-	25,641

OPERATING EXPENSES
General and administrative	17,529	11,073		-	28,602
Total operating expenses	17,529	11,073		-	28,602

OTHER INCOME (EXPENSES)
Other income	-	5,310		-	5,310
Interrest expense	-	(9,676)		-	(9,676)
	-	(4,366)		-	(4,366)

NET INCOME (LOSS) BEFORE INCOME TAXES	(17,529)	10,202		-	(7,327)

PROVISION FO R INCOME TAXES	-	1,232		-	1,232

NET INCOME (LOSS)	(17,529)	8,970		-	(8,559)

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	(a)	4,395	4,395

NET LOSS ATTRIBUTABLE TO ORDINARY SHAREHOLDERS	$(17,529)	$8,970		$(4,395)	$(12,954)

BASIC AND DILUTED NET INCOME (LOSS) PER ORDINARY SHARE, ATTRIBUTABLE TO ORDINARY SHAREHOLDERS	$(0.01)	$44.85			$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING	1,250,000	200	(b)	93,800	1,344,000

(a)	– To record the 49% noncontrolling interest in the net income of Dueenne.
(b)	– To record the issuance of 94,000 ordinary shares of ROR as consideration for 51% ownership of Dueenne

The business combination was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. As the acquirer for accounting purposes, the Company has estimated the fair value of Dueenne’s assets acquired and liabilities assumed and conformed the accounting policies of Dueenne to its own accounting policies.

The pro forma condensed combined statement of operations for the three months ended March 31, 2017 does not necessarily reflect what the combined company’s financial condition or results of operations would have been had the acquisition occurred on the dates indicated. They also may not be useful in predicting the future financial condition and results of operations of the combined company. The actual financial position and results of operations may differ significantly from the pro forma amounts reflected herein due to a variety of factors.

The combined condensed pro forma statement of operations for the three months ended March 31, 2017 does not reflect the realization of any expected cost savings or other synergies from the acquisition of Dueenne as a result of restructuring activities and other planned cost savings initiatives following the completion of the business combination.

NOTE 14 – SUBSEQUENT EVENTS

On April 4, 2018 the Company signed a Letter of Intent with the shareholders of The Fool, for the acquisition of 20% of the Fool equity capital, with an option based on certain conditions, to acquire an additional 31%, over a period of 2 years. The Fool specializes in Online Reputation Management (ORM). The Company has acquired 10% of The Fool shares for Euros 1,000,000 ($1,193,000) by issuing 110,000 shares of the Company’s ordinary shares, fair value of $10.84 per share. An additional 10% will be bought with an investment in capital for Euros 1,000,000 ($1,193,000) in cash into The Fool. The notarization of the increase in capital was done on May 14, 2018 and the capital has to be paid by the Company on or before June 30, 2018.

The Company sold 87,000 ordinary shares for proceeds of £483,000 ($ 652,000) or $7.5 per share.

On May 7, 2018, the Company received a conversion notice from the holder of the Euro 250,000 convertible note payable. The conversion was completed in accordance with the terms of the convertible note payable. On May 11, 2018 the Company issued 45,000 ordinary shares to the convertible note holder.

Following the closing of its first registration statement, the Company plans to file a new registration statement (on Form S-1) to place 400,000 new ordinary shares at $15 per share for a gross proceeds of $6,000,000.

The Company was advised by its major shareholder and founder (Mount Street Gardens Holding and Alfredo Villa) that they have donated 850,000 ordinary shares to ADT Associazione, a Swiss charitable association.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding RIGHT OF REPLY LTD (the “Company” or “Right of Reply”, also referred to as “us”, “we” or “our”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” detailed in the Company’s Form S-1 registration statement and matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA.

Overview

 The Company was organized to develop and market a service that is at the same time a solution to a problem, a search engine, a social network, a service, an applied patent technology, the assertion of personal rights. Right of Reply is a pay by subscription service, a system, and a technology which provides a rapid, effective, definitive, and legally sound solution to a particularly sensitive problem: The problem of a person’s good reputation, or rather the negative effect on a person’s reputation when it becomes the target of various forms of web content, whether it be in the form of articles, images, videos, blog comments, web forums etc., which can be damaging to a greater or lesser degree and to which it is often difficult or practically impossible to respond and/or obtain redress. Right of Reply is the only service available which is innovative, patented, and above all effective in safeguarding an individual’s personal rights. Thanks to Right of Reply the freedom to express one’s thoughts, the right to personal identity, and the collective right of access to complete and updated information on the web regarding specific persons can all be protected in a way which is effective and incisive yet not contentious.

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

Results of Operations

For the Three Months Ended March 31, 2018 and 2017

The following discussion analyzes our results of operations for the three months ended March 31, 2018 and 2017. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss

We had a net loss for the three months ended March 31, 2018 and 2017, in the amount of $425,421 and $17,528.

Revenues/Cost of Sales

We had sales of $918,957 and $0 during the three months ended March 31, 2018 and 2017. The sales in 2018 were related to Dueenne, which was acquired on January 1, 2018. The associated cost of sales were $903,228.

General and Administrative Expenses

General and administrative expenses increased by $206,581 to $224,109 for the three months ended March 31, 2018 from $17,528 for the three months ended March 31, 2017. The acquisition of Dueeenne has contributed to the increase in these costs and the Company is acquiring the services of consulting professionals to achieve its goals.

Sales and Marketing Expenses

Sales and marketing expenses were $164,955 for the three months ended March 31, 2018 and $0 for the three months ended March 31, 2017. The Company is starting its ordinary marketing activity to achieve its objectives of market analysis and positioning of the products.

Research and Development Expenses

Research and development expenses were $44,469 for the three months ended March 31, 2018 and $0 for the three months ended March 31, 2017. The increase was a result of enhancements to the software programs.

Other Income

Other income was $1,810 for the three months ended March 31, 2018 and $0 for the three months ended March 31, 2017. The other income was a result of the acquisition of Dueenne and consists of income from web design, web applications, mobile applications, logistics, SAP Business One, SAP Business One services, and the call center for Voice Over IP.

Interest Expense

Interest expense was $8,671 for the three months ended March 31, 2018 and $0 for the three months ended March 31, 2017. Interest expense relates to short-term notes payable that were incurred during the three months ended March 31, 2018

Liquidity and Capital Resources

As of May 21, 2018 we had cash on hand of approximately $750,000.

Net cash used in operating activities increased to $241,207 for the three months ended March 31, 2018 as compared to net cash provided by operating activities of $6,555 for the three months ended March 31, 2017. The change resulted primarily from the increase in the net operating loss offset by increases in prepaid expenses and accrued expenses – related parties.

Net cash used in investing activities increased to $123,926 for the three months ended March 31, 2018 as compared to $0 for the three months ended March 31, 2017. The increase resulted from advances to employees, loans receivable –related party and purchase of equipment offset by the cash acquired throught the acquisition of Dueenne.

Net cash provided by financing activities increased to $605,785 for the three months ended March 31, 2018 as compared to $0 for the three months ended March 31, 2017. The increase resulted from short-trem notes payable issued during the three months ended March 31, 2018 and the sale of ordinary shares.

Through the acquisition of Dueenne, we have generated revenue, but prior the acquisition we have financed our operations through private offerings of equity securities. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we do not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this report, have concluded that our disclosure controls and procedures are not effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s Rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a list of securities issued for cash or converted with debentures or as stock compensation to consultants during the period from January 1, 2018 through May 10, 2018, which were not registered under the Securities Act:

Issuance Type	Security	Shares
Sale of shares at $7.50 per share	Ordinary Shares	87,000
Acquisitions	Ordinary Shares	204,000
Note Conversion	Ordinary Shares	45,000
Payment of accounts payable	Ordinary Shares	58.684

TOTAL	Ordinary Shares	394,684

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGHT OF REPLY LTD

May 21, 2018	By:	/s/ Thomas Brooks
Thomas Brooks, Chief Executive Officer

