Form 10-Q
period 2018-06-30
Right of Reply Ltd
filed 2018-08-10
CIK 1721133

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2018

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

Ordinary Shares $0.036 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

There were 2,336,000 shares of Ordinary Shares par value $0.036 as of August 10, 2018.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

2

PART I

ITEM 1. FINANCIAL STATEMENTS

3

RIGHT OF REPLY LTD

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$519,994	$221
Accounts receivable, net of allowance of $3,307 and $0	255,067	-
Inventory	36,429	-
Prepaid expenses	198,383	137,500
Loans receivable - related party	77,450	-

TOTAL CURRENT ASSETS	1,087,323	137,721

FURNITURE AND EQUIPMENT , net of accumulated depreciation of $30,561 and $0	59,206	-

OTHER ASSETS
Deposits	4,186	-
Investment	1,116,819	-
Goodwill	1,821,298	-
Patents and trademarks, net of accumulated amortization of $1,345 and $490	13,276	7,645
	2,955,579	7,645

TOTAL ASSETS	$4,102,108	$145,366

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$465,244	$87,623
Accrued expenses - related parties	142,559	165,942
Taxes payable	997	-
Deferred revenue	62,119	-
Lines of credit	7,604	-
Loan payable - related party	-	675
Capital lease obligations	3,527	-
Convertible note payable	200,000	-

TOTAL CURRENT LIABILITIES	882,050	254,240

LONG-TERM LIABILTIES
Capital lease obligations, net of current portion	5,825	-

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)

Ordinary shares, $0.036 par value; unlimited shares authorized; 2,336,000 shares issued and outstanding at June 30, 2018 and and 1,845,316 shares issued and outstanding at December 31, 2017	84,096	66,431

Ordinary shares subscribed	-	160,774

Subscription receivable	-	(160,774)

Additional paid in capital	5,080,307	1,966,867

Accumulated deficit	(2,820,718)	(2,129,766)

Accumulated other comprehensive loss	(25,928)	(12,406)

Noncontrolling interest	896,476	-

SHAREHOLDERS’ EQUITY (DEFICIT)	3,214,233	(108,874)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,102,108	$145,366

See the accompanying notes to the condensed consolidated financial statements

RIGHT OF REPLY LTD

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

SALES	$839,168	$-	$1,758,125	$-

COST OF GOODS SOLD	651,232	-	1,554,460	-

GROSS PROFIT	187,936	-	203,665	-

OPERATING EXPENSES
General and administrative	316,598	345,355	540,707	362,883
Sales and marketing	133,253	113,716	298,208	113,716
Research and development	(2,250)	-	42,219	-
Total operating expenses	447,601	459,071	881,134	476,599

OTHER INCOME (EXPENSES)
Interest income	411	-	411	-
Other income (expense)	(1,769)	-	41	-
Gain on sale of equipment	3,024	-	3,024	-
Interest expense	(3,549)	-	(12,220)	-
	(1,883)	-	(8,744)	-

NET LOSS BEFORE INCOME TAXES	(261,548)	(459,071)	(686,213)	(476,599)

PROVISION FOR INCOME TAXES	990	-	1,746	-

NET LOSS	(262,538)	(459,071)	(687,959)	(476,599)

NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	2,708	-	(2,993)	-

NET LOSS ATTRIBUTABLE TO ORDINARY SHAREHOLDERS	$(259,830)	$(459,071)	$(690,952)	$(476,599)

BASIC AND DILUTED NET LOSS PER ORDINARY SHARE	$(0.12)	$(0.32)	$(0.33)	$(0.35)

BASIC AND DILUTED WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING	2,227,489	1,438,111	2,112,587	1,344,055

See the accompanying notes to the condensed consolidated financial statements

RIGHT OF REPLY LTD

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

NET LOSS	$(262,538)	$(459,071)	$(687,959)	$(476,599)

OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustments, net of tax	(30,107)	(11,574)	(13,522)	(11,546)
TOTAL OTHER COMPREHENSIVE LOSS, net of tax	(30,107)	(11,574)	(13,522)	(11,546)

COMPREHENSIVE LOSS	$(292,645)	$(470,645)	$(701,481)	$(488,145)

See the accompanying notes to the condensed consolidated financial statements

RIGHT OF REPLY LTD

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

For the Six Months Ended June 30, 2018

	Ordinary
	Shares						Accumulated
	Number of		Ordinary Shares	Subscription	Additional Paid-In	Accumulated	Other Comprehensive	Noncontrolling
	Shares	Amount	Subscribed	Receivable	Capital	Deficit	Income (Loss)	Interest	Total
Balance December 31, 2017 (Audited)	1,845,316	$66,431	$160,774	$(160,774)	$1,966,867	$(2,129,766)	$(12,406)	$-	$(108,874)

Sale of ordinary shares	195,000	7,020	(111,364)	111,364	758,208	-	-	-	765,228
Ordinary share issuance costs	-	-	-	-	(48,118)	-	-	-	(48,118)
Redemption of ordinary shares	(12,000)	(432)	-	-	432	-	-	-	-
Ordinary shares issued for acquisition of subsidiary	94,000	3,384	-	-	947,616	-	-	914,000	1,865,000
Ordinary shares issued for investment	110,000	3,960	-	-	1,112,859	-	-	-	1,116,819
Shares issued in satisfaction of accrued expense - related party	58,684	2,113	(49,410)	49,410	47,297	-	-	-	49,410
Shares issued for conversion of notes payable and accrued interest	45,000	1,620	-	-	295,146	-	-	-	296,766
Dividend	-	-	-	-	-	-	-	(20,517)	(20,517)
Net income (loss)	-	-	-	-	-	(690,952)	-	2,993	(687,959)
Cumulative translation adjustment	-	-	-	-	-	-	(13,522)	-	(13,522)

Balance June 30, 2018 (Unaudited)	2,336,000	$84,096	$-	$-	$5,080,307	$(2,820,718)	$(25,928)	$896,476	$3,214,233

See the accompanying notes to the condensed consolidated financial statements

RIGHT OF REPLY LTD

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(687,959)	$(476,599)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,739	190
Provision for bad debts	3,353	-
Ordinary shares issued for professional fees	-	482,169
Gain on sale of equipment	(3,024)	-
(Increase) decrease in assets, net of acquisition
Accounts receivable	(46,624)	-
Inventory	(7,117)	-
Prepaid expenses	(65,417)	-
Deferred taxes	8,811	-
Deposits	(4,245)	-
Increase in liabilities, net of acquisition
Accounts payable and accrued expenses	72,994	5,750
Accrued expenses - related parties	39,479	-
Deferred revenue	62,997	-
Taxes payable	1,011	-

Net cash provided by (used in) operating activities	(609,002)	11,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	75,931	-
Loans receivable - related party	(78,450)	-
Purchase of equipment	(30,921)	-
Patent costs	(6,766)	-

Net cash used in financing activities	(40,206)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	7,712	-
Repayment of loan payable - related party	(666)	-
Proceeds from notes payable	506,576	-
Repayment of notes payable	(21,600)	-
Repayment of capital lease	(1,196)	-
Proceeds from sale of ordinary shares, net of issuance costs $48,118	717,110	-
Dividend	(20,517)	-

Net cash provided by financing activities	1,187,419	-

EFFECT OF EXCHANGE RATE ON CASH	(18,438)	(11,510)

NET CHANGE IN CASH AND CASH EQUIVALENTS	519,773	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	221	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$519,994	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Ordinary shares subscribed	$-	$246,338

Ordinary shares issued as consideration of acquisition of subsidiary	$951,000	$-

Ordinary shares issued as consideration for investment	$1,116,819	$-

Ordinary shares issued in satisfaction of accrued expense - related party	$49,410	$-

Ordinary shares issued in satisfaction of notes payable and accrued interest	$296,766	$-

Goodwill	$1,821,298	$-

Noncontrolling interest	$914,000	$-

See the accompanying notes to the condensed consolidated financial statements

RIGHT OF REPLY LTD

Notes to the Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Right of Reply LTD (“ROR”) was originally registered as a private limited company in the United Kingdom on June 20, 2016.

Prior to the internet, personal reputations were mostly a function of word of mouth, and concrete evidence of a person’s character actually required getting to know them. In today’s world, meeting someone in person isn’t so much a first impression as it is a chance to confirm or refute what can already be found online. For better or worse, people are using online search engines to find information about you and other people that cross their paths. However, with the increasing speed of digital engagement, events can turn sour fast, and damage to one’s personal reputation can be disproportionate. For high-profile and average individuals alike, personal reputations are built and lost in a matter of minutes. Increasingly, people are using two online indicators - social content and credit history - as proxies to determine an individual’s character and trustworthiness. This reductionist approach is faulty, dangerous and unsustainable, for two main reasons:

1- It is increasingly difficult to determine the truthfulness of online content, specifically the accuracy of online personal reputations. As questionable online media sources proliferate, virtually anyone can publish damaging and unfiltered information with limited recourse. Unfortunately, laws and regulations are limited in their ability to fully protect one’s online identity - applying only to registered, regulated media.

2- Credit reports are notorious for their high error rates and providing a limited view of one’s credit worthiness. Credit reports make no distinction for the different rationales behind why individuals may have defaulted on payments. For a large majority of the population, bad credit is often a function of unforeseen circumstances like sudden illness or divorce, and not a true reflection of their risk profile.

With this in mind, ROR was founded to provide rapid, low-cost, and legally sound solutions to protect against negative online content. By creating online platforms to access complete and updated personal information, individuals are able to respond to negative or erroneous content with timeliness and relevance. At the same time, the general public can access multiple perspectives on specific content and form a full and unbiased opinion regarding a person or event.

As a leading online reputation company, ROR empowers individuals to regain control and ‘tell their truth’ on the two key determinants affecting their reputation – personal online content and credit reports -through three key subsidiaries:

-	RoR, a leading online technology allowing users to respond immediately to any online misinformation or personal attacks with a low-cost and legally sound solution to protect and manage their online reputations.
-	Reply on Credit Check (RoCC), an online applied technology that enables users to review and respond to negative content regarding one’s personal credit history. RoCC provides a wider range of data points and documentation to prove and assess credit worthiness in an effective and non-contentious manner.
-	RORKEY, “Register of Reputation Keys”, an innovative DApp, powered by Blockchain technology, allowing users to have a unique Digital Identity and personally reply to any content on the web, especially on unregulated media like social networks and blogs.

On January 1, 2018, ROR acquired a 51% interest in BSS-ONE Dueenne Group (“Dueenne”), a software development company based in Romania. Dueenne will be responsible to develop and maintain the Company’s platform, offering customer and call services. The 51% of Dueenne was acquired for 94,000 ordinary shares of ROR with a fair value of $10 per share.

On May 14, 2018 the Company acquired 10% of The Fool equity capital, with an option based on certain conditions, to acquire an additional 31%, over a period of 2 years. The Fool specializes in Online Reputation Management (ORM). The Company has acquired 10% of The Fool shares by issuing 110,000 shares of the Company’s ordinary shares, with a fair value of $1,116,819. This investment will be accounted for using the cost method.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing to operationalize the Company’s current technology before another company develops similar technology to compete with the Company.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act enacted on April 5, 2012 and has elected to comply with certain reduced public company reporting requirements.

Revenue Recognition

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 605, “Revenue Recognition” the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) collectability of revenue is reasonably assured. Revenue consists of computer consulting services, resale of Voice Over Internet Protocol (“VOIP”) prepaid charges, and sale of computer hardware and software.

Comprehensive Income

The Company follows FASB ASC 220, “Comprehensive Income,” in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company has one item of other comprehensive loss, consisting of foreign translation adjustments.

Concentration of credit risk

The Company places its cash primarily in checking and money market accounts with reputable financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits, if any.

The Company’s accounts receivable are typically secured and are derived from customers around the world in different industries.

The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of December 31, 2017, one customer accounted for 13% of the Company’s net accounts receivable balance. As of June 30, 2018, three customers accounted for 55.5% of the Company’s net accounts receivable balance.

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, loans, accounts payable and accrued expenses, loans payable and notes payable. The carrying value of accounts receivable, loans and other receivables, accounts payable and accrued expenses and loans payable approximate their fair value because of their short maturities. The Company believes the carrying amount of its note payable approximates fair value based on rates and other terms currently available to the Company for similar debt instruments.

Foreign Currency Transactions and Translation

The functional currency of the operations of ROR is the British Pound. The functional currency of Dueenne is the Romanian New Lei (“RON”). Gains and losses, if any, resulting from transactions in currencies other than the functional currency of the Company are recorded in the statement of operations for the reporting periods as part of general and administrative expense. Included in general and administrative expense were foreign currency transaction losses of $19,905 and $18,192 for the three and six months ended June 30, 2018 and $0 for the three and six months ended June 30, 2017.

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

Furniture and Equipment

Furniture and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of furniture and equipment are three to five years.

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

Inventory

The Company’s inventories consist primarily of items held for resale such as devices and accessories. The Company values its inventory at the lower of cost or net realizable value. Inventory cost is computed on an average cost basis. Net realizable value is determined by reviewing current replacement cost, marketability and obsolescence.

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

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the three and six months ended June 30, 2018 were $(2,250), and $42,219 and for three and six months ended June 30, 2017 were $0.

Recently Adopted Accounting Pronouncements

As of June 30, 2018 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017. Since the Company is an emerging growth company, this amendment will be adopted on January 1, 2019 and is not anticipated to have a material effect on the financial statements.

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

On July 23rd, the Company issued a 7% one year convertible promissory note for €50,000 ($59,600). The Company is also anticipating an equity placement at $13.5 per ordinary share with a goal to issue a minimum 100 ordinary shares to a maximum 400 shareholders. This placement is needed in order for the Company to be listed on NASDAQ. Following the closing of its first registration statement, the Company plans to file a new registration statement (on Form S-1) to place 400,000 new ordinary shares at $15 per share for a gross proceeds of $6,000,000.

Since inception, the Company has focused on developing and implementing its business plan and sought acquisitions to augment its business plan. The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months. The Company currently needs to generate additional revenue in order to sustain its operations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would likely be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations.

NOTE 3 – ACQUISITION OF DUEENNE

The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations in accordance with ASC Topic 805 Business Combinations. The purchase price of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the condensed consolidated statements of operations.

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

Consideration
Equity	$951,000
Fair Value of Noncontrolling interest	914,000
Acquisition Date Fair Value of Target	1,865,000
Less: Fair Value of Identifiable Net Assets	(44,000)
Total Goodwill	1,821,000
Less: Goodwill - Controlling Interest	(929,000)
Goodwill - Noncontrolling interest	$892,000

Recognized amounts of identifiable assets acquired and liabilities assumed at fair value:
Cash	$76,000
Accounts receivable	219,000
Inventories	30,000
Deferred tax assets	9,000
Property, Plant and Equipment	43,000
Accounts payable and accrued expenses	(318,000)
Notes payable	(15,000)
Total identifiable net assets - Fair value	$44,000

NOTE 4 – ACCOUNTS RECEIVABLE

The Company records accounts receivable at the invoiced amount. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivable amounts. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, and the customer’s current financial condition. As of June 30, 2018 and December 31, 2017, accounts receivable are presented net of an allowance for doubtful accounts of $3,307 and $0. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all collection efforts have failed and it is deemed unlikely that the amount will be recovered.

NOTE 5 – LOANS RECEIVABLE – RELATED PARTY

As of June 30, 2018, the Company has loaned £58,890 ($77,450) to a company in which a major shareholder of the Company is also a 5% shareholder in the other company and a director of the Company is the Chief Executive Officer of the other company. The loans are non interest bearing and have no formal expiration date.

NOTE 6 – INVENTORY

Inventory as of June 30, 2018 consists of computer parts and supplies.

NOTE 7 – PREPAID EXPENSES

Prepaid expenses consist primarily of prepaid VOIP and prepaid legal fees.

NOTE 8 – FURNITURE AND EQUIPMENT

Furniture and equipment, net consist of the following:

Automobiles	$26,661
Furniture and machinery	63,106
89,767
Less: Accumulated depreciation	30,561
$59,206

Equipment under capital leases is included in above property, plant and equipment as follows:

Automobiles	$26,661
Less: Accumulated depreciation	18,663
$7,998

The Company depreciates furniture and equipment using estimated useful lives of three and five years. During the three and six months ended June 30, 2018, depreciation totaled $9,117 and $15,872 and for the three and six months ended June 30, 2017 was $0, and was included in cost of sales.

NOTE 9 – INCOME TAXES

The Company has operations in both Great Britain and Romania. The tax rates in Great Britain and Romania are 19% and 16%. At June 30, 2018, the Company has trading losses in Great Britain, which is similar to net operating losses in the United States of approximately $2.7 million. The losses in Great Britain can be carried forward indefinitely, to offset future taxable income. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

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

At June 30, 2018, the Company has income in Romania from the acquisition of Dueenne, which is similar to income in the United States of approximately $7,000. The Company has accrued taxes relative to this income in the amount of $1,746.

Income tax expense was $990 and $1,746 for the three and six months ended June 30, 2018 and $0 for the three and six months ended June 30, 2017.

There was no change in unrecognized tax benefits during the period ended June 30, 2018 and there was no accrual for uncertain tax positions as of June 30, 2018.

Tax years from 2014 through 2017 remain subject to examination by the various taxing authorities.

NOTE 10 – ACCRUED EXPENSES – RELATED PARTIES

As of June 30, 2018 and December 31, 2017, the Company had accrued $100,609 and $67,456 for four directors for directors fees. The Company expensed $18,333 and $43,960 for directors’ fees during the three and six months ended June 30, 2018 and $20,973 and $32,220 during the three and six months ended June 30, 2017.

As of June 30, 2018 and December 31, 2017, the Company had accrued an officer’s salary in the amount of $0 and $13,491. The Company paid $0 for officer’s salaries during the three and six months ended June 30, 2018 and 2017.

As of June 30, 2018 and December 31, 2017, the Company had accrued consulting fees in the amount of $41,950 and $84,995 to the husband of a shareholder. The Company expensed $9,325 and $27,975 for these consulting fees during the three and six months ended June 30, 2018 and $4,449 and $4,422 during the three and six months ended June 30, 2017. During the three months ended March 31, 2018, the consultant received 58,684 ordinary shares of the Company in exchange for reducing the amount of the accrual by $49,410.

NOTE 11 – DEFERRED REVENUE

The Company defers any revenue for which the product has not been delivered, or service has not been provided until such time that the Company determines that the product has been delivered, or the service has been provided. At June 30, 2018 and December 31, 2017, the Company recorded total deferred revenue of $62,119 and $0.

NOTE 12 – LINE OF CREDIT

Dueenne maintains a line of credit with a bank. The line of credit matures in May 2019 with an interest rate based on Romanian Interbank Offer Rate (“ROBOR”) 1M plus 7.5% (10.25% at June 30, 2018). The maximum borrowing limit is (30,447 RON) $7,604. There is no collateral associated with this line of credit. Amounts outstanding at June 30, 2018 and December 31, 2017 were $7,604 and $0.

NOTE 13 – LOAN PAYABLE - RELATED PARTY

The Company repaid, during the three months ended March 31, 2018, a loan from an officer, with no repayment terms and no interest in the amount of $675.

NOTE 14 – CAPITAL LEASE OBLIGATION

The Company leases an automobile under a lease classified as capital lease. The leased equipment is amortized on a straight line basis over 5 years. The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of June 30, 2018. The interest rate related to the lease obligation is 4.5% and the maturity date is December 2020.

Year ending December 31,

2018	$1,933
2019	3,866
2020	3,866

Total minimum lease payments	9,665

Less: amount representing interest	313

Present value of minimum lease payments	$9,352

NOTE 15 – CONVERTIBLE NOTE PAYABLE

On January 8, 2018, the Company issued a convertible note payable for $200,000. The convertible note payable bears interest at 7% and has a term of one year. The convertible note payable is also convertible into the Company’s common stock at any time at $5 per share or 50% of the Initial Public Offering (“IPO”).

On March 14, 2018, the Company issued a convertible note payable for €250,000 ($308,955). The convertible note payable bore interest at 5% and had a term of one year. The convertible note payable was convertible into the Company’s common stock at any time at £4.875 per share or 35% of the IPO. On May 11, 2018 the Company translated the convertible note and accrued interest to GBP at the rate of 0.88 € to £ which was then converted into the number of shares at £4.875 per share and issued 45,000 ordinary shares, valued at $296,766 to the convertible note holder upon receiving the conversion notice.

The convertible note payable is recorded as a current liability as of June 30, 2018 in the amount of $200,000. Interest accrued on the convertible notes payable was $6,645 as of June 30, 2018. Interest expense related to these convertible notes payable was $1,846 and $6,693 for the three and six months ended June 30, 2018. This convertible note payable was repaid on July 30, 2018 in full plus accrued interest.

NOTE 16 – SHAREHOLDERS’ EQUITY

During January and February 2018, the Company received $111,364 of the subscriptions receivable for $108,000 ordinary shares.

In March 2018, the Company redeemed 12,000 ordinary shares at no cost.

In May 2018, the Company sold 87,000 ordinary shares at an ordinary share price of $7.52 and received $653,864.

During the three months ended June 30, 2018, the Company declared a dividend in the amount of $20,517 to be paid to the former shareholder of Dueenne.

NOTE 17 – OPERATING LEASES

As of June 30, 2018, the Company leases office space and data center facilities under operating leases. Certain lease agreements contain free or escalating rent payment provisions. The Company recognizes rent expense under such leases on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis in determining the lease term. The leases are cancellable.

Rent expense for the three and six months ended June 30, 2018 was $29,659 and $63,773 and for three and six months ended June 30, 2017 was $0.

NOTE 18 – PROFORMA INFORMATION

ROR acquired the 51% of Dueenne SRL on January 1, 2018.

The following unaudited pro forma condensed combined statement of operations for the three and six months ended June 30, 2017 are based on ROR’s and Dueenne’s historical statements of operations and reflects the acquisition as if it occurred on January 1, 2017.

The assumptions and estimates underlying the unaudited adjustments to the pro forma condensed combined statement of operations for the three and six months ended June 30, 2017 are described in the accompanying notes, which should be read together with the pro forma condensed combined statement of operations.

The historical consolidated financial statements have been adjusted in the pro forma condensed combined statement of operations for the three and six months ended June 30, 2017 to give effect to pro forma events that are (1) directly attributable to the business combination, (2) factually supportable and (3) with respect to the pro forma condensed combined statement of operations, expected to have a continuing impact on the combined results following the business combination. The proforma adjustments included in the unaudited pro forma combined statement of operations for the three and six months ended June 30, 2017 are as follows:

	For the Three Months Ended June 30, 2017					For the Six Months Ended June 30, 2017
	Right of Reply Ltd.	BSS-ONE Duenne Group		Pro Forma Adjustments	Pro Forma Combined	Right of Reply Ltd.	BSS-ONE Duenne Group		Pro Forma Adjustments	Pro Forma Combined

SALES	$-	$510,968		$-	$510,968	$-	$1,113,674		$-	$1,113,674

COST OF GOODS SOLD	-	427,131		-	427,131	-	1,004,196		-	1,004,196

GROSS PROFIT	-	83,837		-	83,837	-	109,478		-	109,478

OPERATING EXPENSES
General and administrative	345,355	72,647		-	418,002	362,883	83,720		-	446,603
Sales and marketing	-	8,014		-	8,014	-	8,014		-	8,014
Research and development	113,716	-		-	113,716	113,716	-		-	113,716
Total operating expenses	459,071	80,661		-	539,732	476,599	91,734		-	568,333

OTHER INCOME (EXPENSES)
Interest income	-	446		-	446	-	446		-	446
Other income	-	50		-	50	-	50		-	50
Interest expense	-	(1,769)		-	(1,769)	-	(6,135)		-	(6,135)
	-	(1,273)		-	(1,273)	-	(5,639)		-	(5,639)

NET INCOME (LOSS) BEFORE INCOME TAXES	(459,071)	1,903		-	(457,168)	(476,599)	12,105		-	(464,494)

PROVISION FO R INCOME TAXES	-	1,777		-	1,777	-	3,009		-	3,009

NET INCOME (LOSS	(459,071)	126		-	(458,945)	(476,599)	9,096		-	(467,503)

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	(a)	62	62	-	-	(a)	4,457	4,457

NET LOSS ATTRIBUTABLE TO ORDINARY SHAREHOLDERS	$(459,071)	$126		$(62)	$(459,007)	$(476,599)	$9,096		$(4,457)	$(471,960)

BASIC AND DILUTED NET INCOME (LOSS) PER ORDINARY SHARE, ATTRIBUTABLE TO ORDINARY SHAREHOLDERS	$(0.32)	$0.63			$(0.30)	$(0.35)	$45.48			$(0.33)

BASIC AND DILUTED WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING	1,438,111	200	(b)	93,800	1,532,111	1,344,055	200	(b)	93,800	1,438,055

(a)	– To record the 49% noncontrolling interest in the net income of Dueenne.
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

The pro forma condensed combined statement of operations for the three and six months ended June 30, 2017 does not necessarily reflect what the combined company’s financial condition or results of operations would have been had the acquisition occurred on the dates indicated. They also may not be useful in predicting the future financial condition and results of operations of the combined company. The actual financial position and results of operations may differ significantly from the pro forma amounts reflected herein due to a variety of factors.

The combined condensed pro forma statement of operations for the three and six months ended June 30, 2017 does not reflect the realization of any expected cost savings or other synergies from the acquisition of Dueenne as a result of restructuring activities and other planned cost savings initiatives following the completion of the business combination.

NOTE 19 – SUBSEQUENT EVENTS

Following the closing of its first registration statement, the Company plans to file a new registration statement (on Form S-1) to place 400,000 new ordinary shares at $15 per share for a gross proceeds of $6,000,000.

On July 23, 2018, the Company issued a 7% one year convertible promissory note (“Note”) in the amount of €50,000 ($58,600). The Note can be converted at any time by the Lender into ROR’s ordinary shares at $10.50 per ordinary share. This note is senior to all liabilities and may be called by ROR at any time at 107% of the Note’s face value.

The $200,000 convertible note payable was repaid on July 30, 2018 in full plus accrued interest.

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

Results of Operations

For the Three Months Ended June 30, 2018 and 2017

The following discussion analyzes our results of operations for the three months ended June 30, 2018 and 2017. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss

We had a net loss for the three months ended June 30, 2018 and 2017, in the amount of $262,538 and $459,071.

Revenues/Cost of Sales

We had sales of $839,168 and $0 during the three months ended June 30, 2018 and 2017. The sales in 2018 were related to Dueenne, which was acquired on January 1, 2018. The associated cost of sales were $651,232.

General and Administrative Expenses

General and administrative expenses decreased by $28,757 to $316,598 for the three months ended June 30, 2018 from $345,355 for the three months ended June 30, 2017. Consultant fees were reduced by $311,000, but this was offset by the acquisition of Dueeenne contributed to the additional costs to the Company.

Sales and Marketing Expenses

Sales and marketing expenses were $133,253 for the three months ended June 30, 2018 and $113,716 for the three months ended June 30, 2017, an increase of $19,537. The Company is starting its ordinary marketing activity to achieve its objectives of market analysis and positioning of the products.

Research and Development Expenses

Research and development expenses were $(2,250) for the three months ended June 30, 2018 and $0 for the three months ended June 30, 2017. The decrease was a result of the change in the foreign exchange rate during the three months ended June 30, 2018.

Interest Expense

Interest expense was $3,549 for the three months ended June 30, 2018 and $0 for the three months ended June 30, 2017. Interest expense relates to short-term notes payable that were incurred during 2018.

For the Six Months Ended June 30, 2018 and 2017

The following discussion analyzes our results of operations for the six months ended June 30, 2018 and 2017. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss

We had a net loss for the six months ended June 30, 2018 and 2017, in the amount of $687,959 and $476,599.

Revenues/Cost of Sales

We had sales of $1,758,125 and $0 during the six months ended June 30, 2018 and 2017. The sales in 2018 were related to Dueenne, which was acquired on January 1, 2018. The associated cost of sales were $1,554,460.

General and Administrative Expenses

General and administrative expenses increased by $177,824 to $540,707 for the six months ended June 30, 2018 from $362,883 for the six months ended June 30, 2017. The acquisition of Dueeenne has contributed to the increase in these costs and the Company is acquiring the services of consulting professionals to achieve its goals.

Sales and Marketing Expenses

Sales and marketing expenses were $298,208 for the six months ended June 30, 2018 and $113,716 for the six months ended June 30, 2017 and increase of $184,492. The Company is starting its ordinary marketing activity to achieve its objectives of market analysis and positioning of the products.

Research and Development Expenses

Research and development expenses were $42,219 for the six months ended June 30, 2018 and $0 for the six months ended June 30, 2017. The increase was a result of enhancements to the software programs.

Interest Expense

Interest expense was $12,220 for the six months ended June 30, 2018 and $0 for the six months ended June 30, 2017. Interest expense relates to short-term notes payable that were incurred during the six months ended June 30, 2018.

Liquidity and Capital Resources

As of August 10, 2018 we had cash on hand of approximately $100,000.

Net cash used in operating activities increased to $609,002 for the six months ended June 30, 2018 as compared to net cash provided by operating activities of $11,510 for the six months ended June 30, 2017. The change resulted primarily from the increase in the net operating loss offset by increases in deferred revenue and accounts payable and accrued expenses.

Net cash used in investing activities increased to $40,206 for the six months ended June 30, 2018 as compared to $0 for the six months ended June 30, 2017. The increase resulted primarily loans receivable from a related party and purchase of equipment offset by the cash acquired through the acquisition of Dueenne.

Net cash provided by financing activities increased to $1,410,783 for the six months ended June 30, 2018 as compared to $0 for the six months ended June 30, 2017. The increase resulted from short-term notes payable issued during the six months ended June 30, 2018 and the sale of ordinary shares.

Through the acquisition of Dueenne, we have generated revenue, but prior the acquisition we have financed our operations through private offerings of equity securities. We do not currently maintain a term loan with any commercial bank or other financial institution.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we do not have any off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a list of securities issued for cash, acquisitions and investments, payment of accrued expenses and in connection with note conversions during the period from January 1, 2018 through August 10, 2018, which were not registered under the Securities Act:

Issuance Type	Security	Shares
Sale of shares (net of redemption)	Ordinary Shares	183,000
Acquisitions and Investments	Ordinary Shares	204,000
Note Conversion	Ordinary Shares	45,000
Payment of accrued expense	Ordinary Shares	58,684

TOTAL	Ordinary Shares	490,684

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

RIGHT OF REPLY LTD

August 10, 2018	By:	/s/ Thomas Brooks
Thomas Brooks, Chief Executive Officer

